Form 10-Q
period 1997-09-30
AVIS RENT A CAR INC
filed 1997-11-12
CIK 1040445

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

Commission file number 1-13315

                             AVIS RENT A CAR, INC.
            (Exact name of registrant as specified in its charter)

     DELAWARE                                         11-3347585
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



               900 OLD COUNTRY ROAD, GARDEN CITY, NEW YORK 11530
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (516)222-3000
             (Registrant's telephone number, including area code)


                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 7, 1997: Common Stock, $.01 par value - Class A, 30,925,000 shares.

                             AVIS RENT A CAR, INC.

                                     INDEX


                         PART I. Financial Information



ITEM 1.  FINANCIAL STATEMENTS
                                                            Page
                                                            ----
         Unaudited Consolidated Statements of
            Operations for the Three and Nine months ended
            September 30, 1997 and 1996                       1

         Consolidated Statements of Financial
            Position as of September 30, 1997 (Unaudited)
            and December 31, 1996                             2
         Unaudited Consolidated Statements of
            Cash Flows for the Nine months ended
            September 30, 1997 and 1996                       3
         Notes to Unaudited Consolidated
            Financial Statements                              4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                           7

                          PART II. Other Information


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS           13




                                 AVIS RENT A CAR, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                       UNAUDITED


                                Three months ended         Nine months ended
                                   September 30,             September 30,
                             ------------------------  -------------------------
                                          Predecessor               Predecessor
                                           Companies                 Companies
                               1997          1996        1997           1996
                             ----------   ----------   ----------   -----------
Revenue                      $ 580,049     $531,478    $1,525,696    $1,419,044
                             ----------    ---------   ----------    ----------

Costs and expenses:
Direct operating               242,997      225,939       641,545       616,064
Vehicle depreciation, net      143,937       93,828       323,355       257,574
Vehicle lease charges            6,766       33,480        75,791        94,342
Selling, general and           110,256       96,290       313,639       264,332
administrative
Interest, net                   49,465       42,012       117,808       115,165
Amortization of cost in
 excess of net assets
 acquired                        1,675        1,193         4,245         3,575
                             ----------    ---------   ----------    ----------
                               555,096      492,742     1,476,383     1,351,052
                             ----------    ---------   ----------    ----------

Income before provision
 for income taxes               24,953       38,736        49,313        67,992

Provision for income taxes      11,085       17,315        22,339        30,392
                             ----------    ---------   ----------    ----------

Net income                   $  13,868     $ 21,421    $   26,974    $   37,600
                             ==========    =========   ==========    ==========

Earnings per share           $    0.45     $   0.69    $     0.87    $     1.22
                             ==========    =========   ==========    ==========













  See accompanying notes to the unaudited consolidated financial statements.





                        AVIS RENT A CAR, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (IN THOUSANDS)

                                              September 30,    December 31,
                                                  1997            1996
                                              -------------    ------------
                                               (Unaudited)

ASSETS

Cash and cash equivalents                     $  159,551       $   50,886
Accounts receivable, net                         400,653          311,179
Due from affiliates, net                                           61,807
Prepaid expenses                                  46,025           40,155
Vehicles, net                                  3,364,660        2,243,492
Property and equipment, net                      117,290           98,887
Deferred income tax assets                       106,500          113,660
Cost in excess of net assets acquired,           402,701          196,765
net
Other assets                                     119,727           14,526
                                              ----------       ----------

     Total assets                             $4,717,107       $3,131,357
                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                              $  232,065       $  175,535
Accrued liabilities                              386,823          329,245
Due to affiliates, net                            62,633
Current income tax liabilities                     7,448            4,790
Deferred income tax liabilities                   38,618           35,988
Public liability, property damage
   and other insurance liabilities               249,866          213,785
Debt                                           3,285,548        2,295,474
                                              ----------       ----------

    Total liabilities                          4,263,001        3,054,817
                                              ----------       ----------

Commitments and contingencies

Stockholders' equity:
   Common Stock                                      309               85
   Additional paid-in capital                    430,507           74,915
   Retained earnings                              28,158            1,184
   Foreign currency translation                   (4,868)             356
adjustment
                                              ----------       ----------

     Total stockholders' equity                  454,106           76,540
                                              ----------       ----------

     Total liabilities and stockholders'
       equity                                 $4,717,107       $3,131,357
                                              ==========       ==========








  See accompanying notes to the unaudited consolidated financial statements.

                               AVIS RENT A CAR, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     UNAUDITED

                                                        For the Nine Months
                                                        Ended September 30,
                                                                    Predecessor
                                                                     Companies
                                                      1997              1996
                                                   ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $    26,974       $    37,600
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Vehicle depreciation                               332,183           287,836
   Depreciation and amortization of property
    and equipment                                       8,382            11,634
   Amortization of cost in excess of net assets
    acquired                                            4,245             3,575
   Amortization of debt issuance costs                  1,630             2,363
   Deferred income tax provision                       11,680            21,870
   Undistributed (earings) losses of associated
    companies, net                                        130              (219)
   Provision for losses on accounts receivable          2,127             1,178
   Provision for public liability, property
    damage and other insurance liabilities, net        19,315            16,659
   Change in operating assets and liabilities:
      Accounts receivable                             (82,985)          (32,168)
      Prepaid expenses                                  4,583            (7,361)
      Other assets                                    (73,903)            1,909
      Accounts payable                                 79,713             1,501
      Accrued liabilities                             (39,680)           99,962
                                                   ----------        ----------

      Net cash provided by operating activities       294,394           446,339
                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for vehicle additions                  (3,169,229)       (2,085,689)
   Vehicle deletions                                1,987,853         1,414,507
   Payments for additions to property
    and equipment                                     (30,297)          (23,998)
   Retirements of property and equipment               18,070             2,179
   Payments for purchase of Licensees                (199,381)             (164)
                                                   ----------        ----------

      Net cash used in investing activities        (1,392,984)         (693,165)
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in debt:
      Proceeds                                      3,195,292           594,029
      Repayments                                   (2,390,528)         (271,705)
                                                   ----------        ----------
      Net increase in debt                            804,764           322,324

   Payments for debt issuance costs                   (28,202)           (2,429)
   Proceeds from initial public offering              359,316
   Proceeds (payments on) from intercompany
    loans                                              71,945           (22,142)
                                                   ----------        ----------

      Net cash used in financing activities         1,207,823           297,753
                                                   ----------        ----------

Effect of exchange rate changes on cash                  (568)              256
                                                   ----------        ----------

Net increase in cash and cash equivalents             108,665            51,183

Cash and cash equivalents at
beginning of period                                    50,886            39,081
                                                   ----------        ----------

Cash and cash equivalents at end of period            159,551            90,264
                                                   ==========        ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
   Interest                                        $  129,802        $  123,809
                                                   ==========        ==========

   Income taxes                                    $    7,946        $    6,179
                                                   ==========        ==========

  See accompanying notes to the unaudited consolidated financial statements.

                             AVIS RENT A CAR, INC.
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Avis Rent A Car, Inc. and subsidiaries which includes certain carved out corporate operations of HFS Car Rental, Inc., which was formerly known as, Avis, Inc. Avis, Inc. was acquired by HFS Incorporated ("HFS") on October 17, 1996. Prior to October 16, 1996, Avis Rent A Car, Inc. and subsidiaries and the carved out corporate operations of Avis , Inc. are referred to collectively as the "Predecessor Companies". Avis Rent A Car, Inc. and the Predecessor Companies are referred to throughout the notes as the "Company".

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto.

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY
On September 24, 1997, the Company effected an 85,000 to 1 common stock split and increased its authorized shares to 100 million shares. After giving effect to the stock split, the Company issued and sold 22,425,000 shares of its common stock, $.01 par value, in an initial public offering and received net proceeds of $359.3 million.

NOTE 3 - EARNINGS PER SHARE
Earnings per share is computed by dividing net income in each of the three-months and nine-months ended September 30, 1997 and 1996 by 30,925,000 shares outstanding after the initial public offering.

NOTE 4 - ACQUISITIONS
On August 20, 1997, the Company purchased The First Gray Line Corporation. On September 18, 1997, the Company purchased certain assets and repurchased the franchise rights of a franchise based in Albany, New York. These acquisitions had an aggregate purchase cost of $199.4 million. The excess purchase cost over net assets acquired was approximately $171.8 million.

The following is the preliminary purchase cost allocation for the acquisitions mentioned above:

   Purchase cost                             $ 199,381
                                             ---------
   Fair value of:
      Assets acquired                          353,832
      Liabilities assumed                      326,251
                                             ---------
   Net assets                                   27,581
                                             ---------
   Cost in excess of net assets acquired     $ 171,800
                                             =========


The preliminary purchase cost allocations for these acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth in the accompanying unaudited statement of financial position at September 30, 1997. However, the changes are not expected to have a material effect on the financial position of the Company. These acquisitions have all been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of The First Gray Line Corporation had taken place on January 1, of each period. These unaudited pro forma results are not necessarily indications of the actual results of operations that would have occurred had the acquisition of The First Gray Line Corporation actually been made at January 1, of each period.


                                                Pro forma
                                            Nine-months ended
                                              September 30,
                                        ------------------------
                                           1997          1996
                                        ---------      ---------
Revenue                                 $ 1,655,439   $1,563,017
                                        ===========   ==========

Income before provision for income
 taxes                                  $    65,247   $   83,705
                                        ===========   ==========

Net income                              $    36,147   $   46,904
                                        ===========   ==========

Earnings per share                      $      1.17   $     1.52
                                        ===========   ==========

The above unaudited pro forma results of operations of the Company do not give effect, for the period ended September 30, 1996 to the acquisition of the Company by HFS and the establishment of a franchisor/franchisee relationship and do not give effect in each period presented to the repayment of debt with the net proceeds (after the purchase of The First Gray Line Corporation) from the initial public offering. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

NOTE 5  - FINANCING AND DEBT
Debt outstanding at September 30, 1997 and December 31, 1996 consists of the following:

                                                       September 30,    December 31,
                                                          1997             1996
                                                       -------------    ------------
                      CURRENT DEBT
  Commercial paper (average rate 5.7%)                 $ 1,459,149
  Short-term vehicle trust financing-revolving credit
     facilities                                                         $1,970,000
  Short-term notes - foreign at 3.89% to 13.00% in
     1997                                                  133,774          65,516
  Current portion of 7.5% capital lease                                     40,169
  Other current debt                                        11,443           1,060
                                                       -----------      ----------
        Total current debt                               1,604,366       2,076,745
                                                       -----------      ----------

                     LONG TERM DEBT

  Term loan due December 2000 at 7.94%:                     29,000
  Medium term note due July 2000 at 6.22%                  800,000
  Medium term note due July 2002 at 6.40%                  850,000
  Vehicle manufacturer's floating rate notes
      due September 1998 ($50,719 senior at 8.50% and
      $16,281 subordinated at 10.00%)                                       67,000
  Vehicle manufacturer's floating rate notes
     due October 2001 ($63,731 senior at 7.16% and
     $54,269 subordinated at 8.91%)                                        118,000
  Other domestic debt                                        2,182           2,916
  Debt of foreign subsidiaries:
    Floating rate notes due February 1998 at 4.75% in
       1996                                                                  2,935
    Floating rate notes due August 1998 at 6.94% to
       8.65%                                                                27,878
                                                       -----------      ----------
      Total long-term debt                               1,681,182         218,729
                                                       -----------      ----------
                                                       $ 3,285,548      $2,295,474
                                                       ===========      ==========

NOTE 6 - SEGMENT INFORMATION
Operations within major geographic areas for the three and nine-months ended September 30, 1997 and 1996 are summarized as follows:

                              Three months ended          Nine months
                                September 30,         ended September 30,
                             --------------------- -----------------------
                               1997       1996        1997         1996
                             ---------- ---------- ------------ ----------
Revenue:
     United States           $ 510,406  $459,419    $1,340,674  $1,237,717
     Australia/
       New Zealand              30,036    33,219        98,322      99,906
     Canada                     32,818    33,019        67,452      66,114
     Other foreign
       operations                6,789     5,821        19,248      15,307
                             =========  ========    ==========  ==========
                             $ 580,049  $531,478    $1,525,696  $1,419,044
                             =========  ========    ==========  ==========

Income (loss) before provision
  for income taxes:
     United States           $  12,112  $ 26,550    $   24,803  $   45,991
     Australia/
       New Zealand               5,076     5,499        17,309      13,916
     Canada                      6,964     6,848         7,190       7,411
     Other foreign
       operations                  801     (161)            11         674
                             =========  ========    ==========  ==========
                             $  24,953  $ 38,736    $   49,313  $   67,992
                             =========  ========    ==========  ==========


NOTE 7- STOCK OPTIONS
On September 23, 1997, the Avis Rent A Car, Inc. 1997 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors. Shares of common stock totaling 4,602,977 are reserved for issuance upon the exercise of options granted to officers, key employees, and directors of the Company pursuant to the Stock Option Plan. As of September 30, 1997, 3,963,900 options were granted at the fair market value of the Company's common stock on the date of grant. Options become exercisable as to 20% of the shares covered by such options on the first anniversary of the date of grant, with an additional 20% of the shares covered by such options on each of the four succeeding anniversaries of the date of grant. All options granted under the Stock Option Plan, to the extent not exercised, expire on the earliest of (i) the tenth anniversary of the date of grant, (ii) two years following the optionee's termination of employment on account of death, retirement or disability or
(iii) one year following the optionee's termination of employment for any other reason.

ITEM  2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                   UNAUDITED

GENERAL OVERVIEW

On October 17, 1996, HFS Incorporated acquired the Company and its subsidiaries (the "Acquisition"). The Acquisition was accounted for as a purchase.

On September 29, 1997, the Company issued and sold 22,425,000 shares of its common stock in an initial public offering ("IPO") and received net proceeds of $359.3 million. The net proceeds were used to repay amounts outstanding under the acquisition credit facility utilized to complete the acquisition of The First Gray Line Corporation, pay certain acquisition expenses incurred to complete The First Gray Line acquisition and to prepay outstanding indebtedness. HFS Car Rental, Inc. (the Franchisor), has entered into a 50-year Master License Agreement (the "Master License Agreement") with the Company granting the Company the right to operate as a franchisee under the Avis System. As an Avis System franchisee, the Company is required to make monthly payments consisting of a monthly base royalty of 3.0% of the Company's revenue and a supplemental royalty of 1.0% of revenue payable quarterly in arrears (which will increase 0.1% per year commencing in 1999 and in each of the following four years thereafter to a maximum of 1.5%). Until the fifth anniversary of the effective date of the Master License Agreement, the supplemental royalty or a portion thereof may be deferred if the Company does not attain certain financial targets.

The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services.

On August 20, 1997, the Company purchased The First Gray Line Corporation. For further discussion of this transaction, see Note 4 of the Company's unaudited consolidated financial statements herein.

Management believes that a more meaningful comparison of the results of operations for the three and nine month periods ended September 30, 1997 and 1996 is obtained by presenting results on a pro forma basis to give effect to the following transactions as if they had occurred on January 1, 1996: the acquisition of the Company by HFS Incorporated and the establishment of a franchisor/franchisee relationship; the acquisition of The First Gray Line Corporation; and the repayment of debt with the net proceeds (after the purchase of First Gray Line) from the IPO.

        THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
                           ENDED SEPTEMBER 30, 1996


                                  Pro forma              Pro forma
                              Three months ended     Three months ended
                              September 30, 1997     September 30, 1996
                             ---------------------  ----------------------
                                        Percentage              Percentage
                                        of Revenue              of Revenue
                             ---------- ----------  ----------------------
Revenue                      $609,920     100.0%    $ 581,388     100.0%
                             ---------- ----------  ----------------------
Costs and expenses:
     Direct operating         255,642      41.9       248,681      42.8
     Vehicle depreciation,
      and lease charges, net  154,771      25.4       135,050      23.2
     Selling, general and
      administrative          113,112      18.5       122,335      21.0
     Interest, net             51,981       8.5        49,154       8.5
     Amortization of cost in
      excess of net assets
      acquired                  2,383       0.4         2,324       0.4
                             ---------- ----------  ----------  ----------
                              577,889      94.7       557,544      95.9
                             ---------- ----------  ----------  ----------

Income before provision
  for income taxes             32,031       5.3        23,844       4.1
Provision for income taxes     14,574       2.4        16,429       2.8
                             ---------- ----------  ----------  ----------
Net income                   $ 17,457       2.9%    $   7,415       1.3%
                             ========== ==========  ==========  ==========


REVENUE

Revenue increased 4.9%, from $581.4 million to $609.9 million, over the corresponding period in 1996. The revenue increase reflected a 3.5% increase in the number of rental transactions and a 1.3% increase in revenue per rental transaction. The revenue increase resulted from greater overall market demand.

COSTS AND EXPENSES

Total costs and expenses increased 3.6%, from $557.5 million to $577.9 million, over the corresponding period in 1996. Direct operating expenses increased 2.8% from $248.7 million to $255.6 million, over the corresponding period in 1996. As a percentage of revenue, direct operating expenses declined to 41.9%, from 42.8% for the corresponding period in 1996. Operating efficiencies were derived primarily from lower vehicle damage costs net of recoveries (0.6% of revenue) and lower vehicle registration costs (0.2% of revenue).

Vehicle depreciation and lease charges increased 14.6% from $135.1 million to $154.8 million, over the corresponding period in 1996. As a percentage of revenue, vehicle depreciation and lease charges were 25.4% of revenue, as compared to 23.2% of revenue for the corresponding period in 1996. The change reflected a 0.9% increase in the average rental fleet combined with a higher monthly cost per vehicle. In addition, the net proceeds received in excess of book value from the disposition of used vehicles was $8.5 million higher in the 1996 third quarter compared to the same period in 1997. This was primarily due to favorable market conditions for the sale of certain model vehicles during 1996.

Selling, general and administrative expenses decreased 7.5%, from $122.3 million to $113.1 million, over the corresponding period in 1996. The decrease was due to lower reservation costs due to operating efficiencies and reduced marketing costs as a result of the elimination of certain marketing programs.

Interest expense increased 5.8%, from $49.2 million to $52.0 million, over the corresponding period in 1996, due primarily to higher borrowings required to finance the growth of the rental fleet partially offset by lower average interest rates.

The provision for income taxes for the three months ended September 30, 1997 decreased 11.3% to $14.6 million from $16.4 million for the corresponding period in 1996. The effective income tax rate was 45.5% compared to 68.9% for the corresponding period in 1996. The lower effective income tax rate was due to an increase in the ratio of domestic income to foreign income for 1997 over 1996. The required amount includes differences between the foreign income tax rates and the U.S. federal statutory income tax rate, tax on repatriation of foreign earnings, and foreign withholdings rates on dividends paid to the Company.

Net income increased 135.4%, from $7.4 million to $17.5 million, over the corresponding period in 1996. The increase reflects higher revenue, decreased operating costs and expenses as a percentage of revenue and a lower effective tax rate.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
                           ENDED SEPTEMBER 30, 1996


                                  Pro forma               Pro forma
                              Nine months ended       Nine months ended
                              September 30, 1997      September 30, 1996
                             ---------------------  ------------------------
                                        Percentage                Percentage
                                        of Revenue                of Revenue
                             ---------------------  ------------- ----------
                             <C
Revenue                      $1,655,439   100.0%    $ 1,563,017     100.0%
                             ---------------------  ------------- ----------
Costs and expenses:
     Direct operating           697,194    42.1         681,482      43.6
     Vehicle depreciation,
      and lease charges net     415,425    25.1         372,497      23.8
     Selling, general and
       administrative           319,394    19.3         336,310      21.5
     Interest, net              145,521     8.8         136,626       8.8
     Amortization of cost in
       excess of net assets
       acquired                   7,128     0.4           6,972       0.4
                             -----------  ------    ------------   -------
                              1,584,662    95.7       1,533,887      98.1
                             -----------  ------    ------------   -------

Income before provision
 for income taxes                70,777     4.3          29,130       1.9
Provision for income taxes       32,203     2.0          20,071       1.3
                             ===========  ======    ============   =======
Net income                   $   38,574     2.3%    $     9,059       0.6%
                             ===========  ======    ============   =======

REVENUE

Revenue increased 5.9%, from $1,563.0 million to $1,655.4 million, over the corresponding period in 1996. The revenue increase was the result of a 4.0% increase in the number of rental transactions and a 1.9% increase in revenue per rental transaction. The revenue increase resulted from greater overall market demand.

COSTS AND EXPENSES

Total costs and expenses increased 3.3%, from $1,533.9 million to $1,584.7 million, over the corresponding period in 1996. Direct operating expenses increased 2.3%, from $681.5 million to $697.2 million, over the corresponding period in 1996. As a percentage of revenue, direct operating expenses declined to 42.1% from 43.6% for the corresponding period in 1996. Operating efficiencies were derived primarily from lower vehicle registration costs (0.3% of revenue), lower facility costs (0.3% of revenue), lower vehicle liability insurance expense (0.2% of revenue) and a decline in wages as a percentage of revenue (0.4% of revenue).

Vehicle depreciation and lease charges increased 11.5%, from $372.5 million to $415.4 million, over the corresponding period in 1996. As a percentage of revenue, vehicle depreciation and lease charges were 25.1% of revenue, as compared to 23.8% of revenue for the corresponding period in 1996. The change reflected a 3.7% increase in the average rental fleet and a higher monthly cost per vehicle. In addition, the net proceeds received in excess of book value upon the disposition of used vehicles was $21.4 million higher in the 1996 period as compared to the 1997 period. This was primarily due to favorable market conditions for the sale of certain model vehicles in 1996.

Selling, general and administrative expenses decreased 5.0%, from $336.3 million to $319.4 million, over the corresponding period in 1996. The decrease was due to lower reservation costs due to operating efficiencies and reduced marketing costs as a result of the elimination of certain marketing programs.

Interest expense increased 6.5%, from $136.6 million to $145.5 million, over the corresponding period in 1996, due primarily to higher borrowings required to finance the growth of the rental fleet partially offset by lower average interest rates.

The provision for income taxes increased 60.4% to $32.2 million, from $20.1 million for the corresponding period in 1996. The effective income tax rate was 45.5% compared to 68.9% for the corresponding period in 1996. The increase in the income taxes provision was primarily due to an increase in income before provision for income taxes offset by a reduction in the effective income tax rate due to an increase in the ratio of domestic income to foreign income for 1997 over 1996. The required amount include differences between the foreign income tax rates and the U.S. federal statutory income tax rate, tax on repatriation of foreign earnings, and foreign withholding rates on dividends paid to the Company.

Net income increased 325.8%, from $9.1 million to $38.6 million, over the corresponding period in 1996. The increase reflects higher revenue and decreased operating costs and expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company's domestic and foreign operations are funded by cash provided by operating activities and by financing arrangements maintained by the Company in the United States, Canada, Puerto Rico, Argentina, Australia and New Zealand. The Company's primary use of funds is for the acquisition of new vehicles. For the nine months ended September 30, 1997, the Company's expenditures for new vehicles were approximately $3.2 billion (of which approximately $600 million were previously financed under various operating lease agreements) and proceeds from the disposition of used vehicles were approximately $2.0 billion. For 1997, the Company expects its expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1996. New vehicles are generally purchased by the Company in accordance with the terms of agreements with vehicle manufacturers which cover repurchase programs (the "Repurchase Programs"). The financing requirements for vehicles typically reaches an annual peak in the third calendar quarters, as fleet levels build up in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of fleet and rental demand. The Company has established methods for disposition of its used vehicles that are not covered by Repurchase Programs.

The Company expects that cash flows from operations and funds from available credit facilities will be sufficient to enable the Company to meet its anticipated cash requirements for operating purposes for the next twelve months.

The Company also makes capital investments for property improvements and non-revenue earning equipment. Capital investments for property improvements and non-revenue earning equipment were $15.7 million for the nine months ended September 30, 1997 compared to $24.0 for the same period in 1996. The Company's customer receivables also provide liquidity with approximately 12 days of daily sales outstanding.

The Company has entered into a domestic integrated fleet financing program that provides for up to $3.65 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the facility available for vehicles not covered by Repurchase Programs. The fleet program provides for the issuance of up to $2.0 billion of asset backed variable funding notes (the "Commercial Paper Notes") and $1.65 billion of asset backed medium term notes (the "Medium Term Notes"). The Commercial Paper Notes and the Medium Term Notes are backed by, among other things, a first priority security interest in the Company's vehicle fleet. The Commercial paper Notes are rated A-1 by Standard & Poor's Ratings Group ("Standard & Poor's") and P-1 by Moody's Investors Services, Inc. ("Moody's"). The Medium Term Notes are supported by a surety Bond issued by MBIA and Rated AAA by Standard & Poor's and Aaa by Moody's.

Avis Rent A Car System, Inc. ("ARACS"), a wholly owned subsidiary of the Company, is party to a $470 million secured credit agreement that provides for
(i) a revolving credit facility in the amount of up to $125.0 million which is available until December 31, 2000 (the "Final Maturity Date") in order to finance the general corporate needs of ARACS in the ordinary course of business (with up to $75.0 million of such amount available for the issuance of standby letters of credit to support worker's compensation and other insurance and bonding requirements of ARACS, the Company and their subsidiaries in the ordinary course of business), (ii) a term loan facility in the amount of $120.0 million to finance general corporate needs in the ordinary course with a final maturity date of June 30, 2000, and (iii) a standby letter of credit facility of up to $225.0 million available on a revolving basis to fund (a) any shortfall in certain payments owing Commercial Paper Notes cannot be repaid through the issuance of additional Commercial Paper or draws under the liquidity facility supporting the Commercial Paper Notes. Borrowings under the credit agreement are secured by substantially all of the tangible and intangible assets of the Company including its intellectual property and its rights under the Master License Agreement, except for those assets which are subject to a negative pledge. Approximately 50% of the Company's outstanding debt at September 30, 1997 was interest rate sensitive. The Company has developed an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability. At September 30, 1997, the Company had approximately $3,285.5 million of debt outstanding. In addition, at September 30, 1997, the Company had approximately $934.4 million of additional credit available.

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted and are unsecured. At September 30, 1997, the total debt for the Company's international operations was $133.8 million, which was all due in less than 12 months. The impact on liquidity and financial condition due to exchange rate fluctuations regarding the Company's foreign operations is not material.

Seasonality

The Company's third quarter, which covers the peak summer travel months, has historically been its strongest quarter. Any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the Company's annual operating results. The Company's first quarter is generally its weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the Company's operating expenses are fixed and cannot be reduced during periods of decreased rental demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off season.

Recent Pronouncements of the Financial Accounting Standards Board

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), SFAS No. 130. "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 131 and SFAS No. 130 are effective for fiscal year ending December 31, 1998. SFAS No. 129 and SFAS No. 128 are effective for fiscal year ending December 31, 1997. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.


Forward Looking Information

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events may occur which can affect the Company's results.

                          PART II - OTHER INFORMATION



ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 22, 1997, the Company filed a Registration Statement (File No. 33-28609) on Form S-1 which became effective on September 23, 1997.

On September 24, 1997, the Company effected an 85,000 to 1 stock split and increased its authorized shares to 100 million. After giving effect to the stock split on September 29, 1997, the Company issued and sold all of the 22,425,000 registered shares of its Common Stock, par value $.01 per share, in an initial public offering (the "IPO").

The managing underwriters of the IPO were: Bear Stearns & Co., Inc., Goldman, Sachs & Co., Lehman Brothers, Montgomery Securities, Robertson, Stephens & Company, Chase Securities, Inc. and Blaylock & Partners, L.P. The total price to public, underwriting discounts and commissions and proceeds to the Company were $381.2 million, $21.9 million and $359.3 million , respectively. The Company estimates $3.5 million of other expense in connection with the offering has been incurred.

The net proceeds received from the IPO were used to repay a credit facility utilized to complete the acquisition of The First Gray Line Corporation (see
Note 4), to pay certain related acquisition expenses and to prepay outstanding indebtedness.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Avis Rent A Car, Inc.
                                         --------------------------
                                             (Registrant)





Dated:   November 11 , 1997              By: /s/ Kevin M. Sheehan
                                             ----------------------------
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)




Dated:   November 11 , 1997              By: /s/ Timothy M. Shanley
                                             ----------------------------
                                             Vice President and Controller
                                             (principal accounting officer)

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   EXHIBITS

                                  filed with

                                  Form 10 - Q

                             for the quarter ended

                              September 30, 1997

                                     under

                      THE SECURITIES EXCHANGE ACT OF 1934

                             AVIS RENT A CAR, INC.

                        Commission file number 1-13315


                                 EXHIBIT INDEX


Exhibit
  No.                           Description                    Page No.
-------                         -----------                    --------


   27               Financial Data Schedule for
                    the Nine months ended September 30, 1997      16