Form 10-K405
period 1997-12-31
AVIS RENT A CAR INC
filed 1998-03-27
CIK 1040445

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                            OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-13315

                             AVIS RENT A CAR, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                        DELAWARE                                                 11-3347585
                (State of Incorporation)                            (I.R.S. Employer Identification No.)

                  900 OLD COUNTRY ROAD
                 GARDEN CITY, NEW YORK                                             11530
        (Address of Principal Executive Offices)                                 (Zip Code)

                        Registrant's telephone number, including area code: (516) 222-3000

                           Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, PAR VALUE $.01 PER SHARE                           NEW YORK STOCK EXCHANGE

                           Securities registered pursuant to Section 12(g) of the Act:

                                                       NONE
                                                 (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X__    No _________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X__________

    As of March 23, 1998, the registrant had 35,925,000 shares of Common Stock outstanding and, at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,149,600,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Items 5-8 of Part II and certain portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1998 are incorporated by reference in Items 10-13 of Part III of this Annual Report on Form 10-K.

                                     INDEX
                                  TO FORM 10-K

                                                                                                     PAGE NUMBER
                                                                                                  -----------------

                                                      PART I

Item 1.       Business..........................................................................              2

Item 2.       Properties........................................................................             13

Item 3.       Legal Matters.....................................................................             14

Item 4.       Submission of Matters to a Vote of Security Holders...............................             14


                                                      PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters.........             15

Item 6.       Selected Financial Data...........................................................             15

Item 7.       Management's Discussion and Analysis of Financial Condition and Results Of
              Operations........................................................................             15

Item 8.       Financial Statements and Supplementary Data.......................................             15

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure........................................................................             15

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant................................             16

Item 11.      Executive Compensation............................................................             16

Item 12.      Security Ownership of Certain Beneficial Owners and Management....................             16

Item 13.      Certain Relationships and Related Transactions....................................             16

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................             16

                                     PART I

ITEM 1.

BUSINESS

    Unless the context otherwise requires, each reference in this Annual Report to (i) the "Company" refers to Avis Rent A Car, Inc. and its operating subsidiaries and predecessors, (ii) "ARACS" refers to Avis Rent A Car System, Inc., a wholly-owned subsidiary of the Company, (iii) "Cendant" refers to Cendant Corporation and its subsidiaries, (iv) the "Franchisor" refers to Cendant Car Rental, Inc., a wholly-owned subsidiary of Cendant, and (v) "Wizcom" refers to Wizcom International Ltd., an indirect wholly-owned subsidiary of Cendant. Statistical information contained herein with respect to the domestic car rental industry has been derived from publicly available sources, including trade publications, which the Company has not independently verified but believes to be reliable.

    Cendant owns all of the outstanding equity of the Franchisor which, in turn, owns the Avis worldwide vehicle rental system (the "Avis System"). In 1997, the Franchisor entered into a 50 year franchise agreement with the Company granting the Company the right to operate as a franchisee under the Avis System (the "Master License Agreement"). WizCom, the owner of the data processing and information system used in connection with the vehicle rental business and which forms a part of the Avis System (the "Wizard System"), entered into a 50 year computer services agreement with the Company with respect to its use of the Wizard System.

    The Company is a holding company which, through its operating subsidiary, ARACS, operates the second largest general use car rental business in the world, based on total revenue and volume of rental transactions. The Company rents vehicles to business and leisure travelers through approximately 612 rental locations in both airport and non-airport (downtown and suburban) markets in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. On August 20, 1997, ARACS purchased The First Gray Line Corporation ("First Gray Line"), the then second largest Avis System franchisee in North America. During 1997, including First Gray Line on a pro forma basis from January 1, 1997, the Company completed over 14.5 million rental transactions with a fleet that averaged approximately 200,000 vehicles and generated total revenue of approximately $2.2 billion, of which approximately 89% was derived from its operations in the United States. On February 20, 1998, ARACS signed an agreement with Hayes Leasing Company, Inc. ("Hayes"), the second largest Avis System franchisee in North America with six locations in the state of Texas, including Dallas/Fort Worth Airport ("DFW"), San Antonio Airport and Austin Municipal Airport, to acquire the assets of its car rental business for approximately $85 million in cash, plus the refinancing of fleet-related indebtedness. See Note 15 to the Audited Consolidated Financial Statements for financial information presented based upon the Company's major geographic areas.

    The Avis brand name is owned by the Franchisor and is licensed for use by its franchisees, including the Company, which is the largest Avis System franchisee in the world. As an Avis System franchisee, the Company has entered into certain arrangements with the Franchisor and its affiliates that require the Company to make payments to the Franchisor and its affiliates, including monthly payments under the Master License Agreement consisting of a monthly base royalty of 3.0% of the Company's gross revenue and a supplemental royalty of 1.0% of gross revenue payable quarterly in arrears (which will increase 0.1% per year commencing in 1999 and in each of the following four years thereafter to a maximum of 1.5%). Until July 30, 2002, the supplemental royalty or a portion thereof may be deferred if the Company does not attain certain financial targets. The Avis System is comprised of approximately 4,200 rental locations, including locations at the largest airports and cities in the United States and approximately 160 other countries and territories, and a fleet of approximately 378,000 vehicles during the peak season, all of which are operated by franchisees. During 1997, the Company's 485 domestic rental locations (including First Gray Line) produced approximately 87% of the Avis System's revenue in the United States, with the balance derived from 391 locations operated by 71 other Avis System franchisees, of which five (including Hayes) accounted for approximately 7% of the Avis System's U.S. revenue. The Company is the sole franchisee of the Avis System in the international markets in which it operates. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe plc, which is not affiliated with the Company. Management believes that the strong recognition of the Avis brand name, the breadth of the Avis System and the sophistication of the Wizard System enable the Company and other Avis System franchisees to provide consistent quality, pricing and service to business and leisure customers worldwide.

    The Company has historically targeted its marketing efforts toward business travelers, who accounted for approximately 63% of the Company's domestic revenue in 1997. The Company believes that business travelers, many of whom rent the Company's vehicles pursuant to agreements between the Company and their employers, have represented an important factor in the growth and stability of its business. While the Company continues to focus on business travelers, it intends to leverage its strong airport presence by expanding its marketing efforts toward the leisure travel market in order to increase its fleet utilization during non-peak business periods and extend the average length of its rentals. During 1997, leisure travelers accounted for approximately 37% of the Company's domestic revenue.

    The Company utilizes the Wizard System, which it believes is one of the most sophisticated information management systems in the car rental industry. Key functions of the Wizard System include: (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. The Company has also developed software applications that utilize the data gathered by the Wizard System and third party reservation systems to achieve centralized control of its major business operations. These applications include: (i) a yield management system that is designed to increase profit by controlling vehicle availability by length of rental and providing decision support for rate changes, (ii) a competitive rate information system that monitors industry rate changes by market on a daily basis at different vehicle rental locations and (iii) a business mix model that analyzes potential profit contribution data by segment based upon business mix and fleet optimization recommendations.

    On October 17, 1996 the Franchisor (formerly Avis, Inc.) and its subsidiaries were purchased by Cendant (formerly HFS Incorporated) for approximately $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million of common stock (the "Acquisition"). The Company is the successor to the car rental operations previously owned by the Franchisor and its subsidiaries (collectively referred to as the "Predecessor Companies"). On September 24, 1997, the Company completed an initial public offering (the "IPO") of its Common Stock at a price of $17 per share. After the IPO, Cendant owned approximately 27.5% of the outstanding shares of Common Stock of the Company. On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering (the "Offering") and received proceeds of approximately $162 million. The Company granted it's Underwriters a 30-day option to purchase in the aggregate up to 900,000 shares of Common Stock to cover over-allotments. In addition, in the same offering, Cendant reduced its ownership in the Company by selling 1,000,000 shares of the Company's common stock and retained the proceeds. Prior to the Offering, Cendant beneficially owned 8,500,000 shares of Common Stock. Following the Offering, Cendant beneficially owned 7,500,000 shares of Common Stock representing approximately 20.4% of the outstanding shares of Common Stock if the underwriters' over-allotment is exercised. If the underwriters' over-allotment is not exercised, Cendant will own approximately 20.9% of the outstanding shares. Cendant is a global provider of consumer and business services and operates in three principal segments: Membership, Travel and Real Estate Services. In Membership Services, Cendant provides access to travel, shopping, auto, dining and other services through more than 66.5 million memberships worldwide. In Travel Services, Cendant is the leading franchisor of hotels and rental car agencies worldwide, the premier provider of vacation exchange services and the second largest fleet management company. In Real Estate Services, Cendant is the world's premier franchisor of residential real estate brokerage offices, a major provider of mortgage services to consumers and a global leader in corporate employee relocation. Cendant is also a major online commerce facilitator, with more than $1 billion in yearly sales through its netMarket-Registered Trademark- and other interactive services.

    The Company is the successor to the car rental operations previously owned by the Predecessor Companies. Prior to the Acquisition, the principal shareholder of the Franchisor and the Predecessor Companies was an Employee Stock Ownership Plan and the minority shareholder was GM. The Company was incorporated in Delaware on October 17, 1996 in connection with the Acquisition. ARACS was incorporated in Delaware on September 18, 1956. The principal executive offices of the Company are located at 900 Old Country Road, Garden City, New York 11530, and its telephone number at that location is (516) 222-3000.

THE FIRST GRAY LINE ACQUISITION

    On August 20, 1997, ARACS purchased all of the outstanding capital stock of First Gray Line for approximately $195 million in cash, plus expenses. At that time, First Gray Line was the second largest Avis System franchisee in North America with 70 locations in Southern California, Nevada and Arizona. Its operations represented approximately 9.0% of the Avis System's domestic revenue in 1997.

    The Company, through First Gray Line, operates 12 airport vehicle rental locations, including Los Angeles International Airport ("LAX"), McCarran International Airport (Las Vegas) and San Diego International Airport. The Company estimates that First Gray Line's share of the overall airport markets which it serves was approximately 20% for the first eleven months of 1997. First Gray Line also operates 58 other locations throughout Southern California and in Las Vegas, Nevada, and Yuma, Arizona.

    First Gray Line's principal operation is located at LAX, one of the world's largest airport rental vehicle markets based on vehicle rental revenues. First Gray Line's operation at LAX is well-integrated with most of its other Southern California operations, which operate largely in contiguous geographical areas. First Gray Line's Las Vegas and San Diego operations have experienced substantial growth in recent years, reflecting the continued high growth of these areas as destination resorts and convention sites.

THE HAYES TRANSACTION

    On February 20, 1998, ARACS signed an agreement with Hayes to purchase the assets of its car rental business, including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas, for approximately $85 million in cash, plus the refinancing of fleet related indebtedness (the "Hayes Transaction" ). It is anticipated that the Hayes Transaction will close in the second quarter of 1998, subject to the satisfaction or waiver of certain conditions, including, but not limited to, the expiration or termination of any waiting periods required pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the obtaining of all necessary approvals of any governmental entities and third parties; and there having not been any changes in the vehicle rental business which would, in the aggregate, have a material adverse effect.

    Hayes is the second largest Avis System franchisee in North America with a fleet averaging 8,000 vehicles in 1997, serving six locations in the state of Texas, including DFW, San Antonio Airport and Austin Municipal Airport. Business travelers account for a substantial portion of Hayes' rentals. In 1997, Hayes completed approximately 640,000 transactions and recorded $77 million in revenues, representing approximately 3.7% of the Avis System's domestic revenues for the year. The Company estimates that Hayes' overall share of the airport markets it serves was approximately 25% for the first eleven months of 1997.

Hayes' principal operating location is at DFW, one of the nation's largest airport rental vehicle markets based on vehicle rental revenues.

STRATEGY

    The Company's objective is to improve its profitability through a strategy that consists of the following key elements:

    CAPITALIZING ON CHANGING INDUSTRY DYNAMICS. The domestic car rental industry is emerging from a period during which rental rates did not keep pace with rising fleet and operating costs. Management believes that the recent restructuring of ownership of the Company's major competitors is leading to an increased focus on profitability and shareholder return, rather than upon transaction volume and market share, and to more rational pricing behavior. During 1997, average domestic vehicle rental rates for the Company, increased by 6.1%. Management intends to use the proprietary software applications of the Avis System, including its sophisticated yield management, rate information and business mix modeling systems, to capitalize upon the improving pricing and profit outlook in the industry.

    IMPROVING BUSINESS MIX AND FLEET UTILIZATION. Historically, the Company has capitalized on its strong network of airport rental locations by focusing its sales and marketing resources principally toward business travelers. While this has enabled the Company to leverage its overhead costs by capturing a large share of transaction volume at relatively few locations, fleet utilization historically has been characterized by peak business travel demand during the middle of the week and reduced demand during and immediately before and after the weekend. Management believes that the Company's substantial presence at the nation's leading airports provides it with the opportunity, without significant incremental cost, to capitalize on increased air travel by leisure travelers, who tend to initiate air travel during or close to the weekend. Accordingly, while continuing to concentrate on its core presence in the business travel market, the Company has begun to increase its marketing efforts toward the leisure market in order to improve fleet utilization and extend the average length of rental. The Company's acquisition of First Gray Line has better positioned the Company to improve its fleet management, primarily in the United States. In addition, the Company believes that it can further enhance the utilization of its fleet during non-peak periods by selectively expanding its presence in non-airport markets through both internal growth and, if appropriate opportunities arise, acquisitions of other car rental operations including, where feasible, other Avis System franchises.

    INCREASING BRAND LOYALTY THROUGH TARGET MARKETING. Management believes that the domestic car rental industry is becoming increasingly focused on such factors as customer service and loyalty. The customer base of the major domestic car rental companies, including the Company, has become increasingly diverse. Management plans to utilize the Avis System's proprietary software applications to analyze the Company's extensive customer database to identify distinguishing characteristics and preferences of those customers who have been historically associated with its most profitable rental transactions and to focus its sales and marketing efforts and service features to attract additional customers with similar characteristics and preferences. Management believes that this analysis will enhance the quality of the car rental experience of such customers and increase their loyalty to the Avis brand.

    CAPITALIZING ON CROSS-MARKETING AND OTHER SYNERGISTIC ARRANGEMENTS WITH CENDANT. The Company has initiated and is expanding cross-marketing relationships with Cendant's corporate relocation and resort timeshare exchange businesses, its lodging franchise systems, which include the Days Inn-Registered Trademark-, Howard Johnson-Registered Trademark- and Ramada-Registered Trademark- brands, its real estate brokerage franchise systems, including the CENTURY 21-Registered Trademark- and Coldwell Banker-Registered Trademark- brands and its membership-based consumer services. The Company also has begun to reduce its costs of purchasing media and other non-fleet goods and services through arrangements with Cendant.

RENTAL OPERATIONS

    GENERAL. The Company's fleet includes various categories of automobiles, most of which are of the current and immediately preceding model years. Rentals are generally made on a daily, weekend, weekly or monthly basis. Rental charges in the United States usually are computed on the basis of the duration of the rental and may include a mileage charge and vary based upon vehicle category, the day on which the rental begins and local competitive and cost factors. Additional charges are made for optional refueling services, loss damage waivers (a waiver of the Company's right to make a renter pay for damage to the vehicle), personal accident insurance, personal effects protection, optional products such as cellular phones, child seats and ski racks and, in some instances, additional liability insurance. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. The Company also generally offers its customers the convenience of leaving a rented vehicle at an Avis location in a city other than the one in which it was rented under Avis's "Rent it Here--Leave it There" program, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed.

    UNITED STATES OPERATIONS. At December 31, 1997, the Company operated 485 vehicle rental facilities at airport, near-airport and downtown locations throughout the United States. During 1997, approximately 86% of the Company's United States revenue was generated at 183 airports in the United States with the balance generated at the Company's 302 non-airport locations. The Company's emphasis on airport traffic has resulted in a particularly strong market position in the major domestic rental revenue airports.

    At most airports, the Company is one of five to seven vehicle rental concessionaires. In general, concession fees for airport locations are based on a percentage of total concessionable revenues (as determined by each airport location), subject to a minimum guaranteed amount. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. As a result of airport authority requirements as to the size of the minimum guaranteed fee, smaller vehicle rental companies generally are not located at airports. The Company's concession arrangements with the various airport authorities generally include minimum requirements for vehicle age, operating hours and employee conduct, and provide for relocation in the event of future construction and abatement of fees in the event of extended low passenger volume.

    INTERNATIONAL OPERATIONS. The Company operates in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Its operations in Canada and Australia were the principal contributors of revenue, accounting for 35% and 44%, respectively, of international revenue in 1997. Revenue from international operations in 1997 were approximately $242 million.

    The Company holds a solid market position in each of the countries in which it operates internationally. The operations in Australia and New Zealand are acknowledged as the largest in their respective markets in terms of revenue.

AVIS SYSTEM AND WIZARD SYSTEM SERVICES

    As a participant in the Avis System, the Company has the benefits of a variety of services, including (i) comprehensive safety initiatives, including the "Avis Cares" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) standardized system-identity for rental location presentation and uniforms;
(iii) training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis System internet website; and (v) brand awareness of the Avis System through the familiar "We try harder" service announcements.

    Under a long-term computer services agreement, the Company, like other Avis System franchisees, is provided with access to the Wizard System, a reservations, data processing and information management system for the vehicle rental business. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communications. Direct access with other computerized reservations systems allows real-time processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

    - an advanced graphical interface reservation system;

    - "Rapid Return," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

    - "Preferred Service," an expedited rental service that provides customers with a preferred service rental record printed prior to arrival, a pre-assigned vehicle and fast, convenient check-out;

    - "Wizard on Wheels," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle;

    - a flight arrival notification system that alerts the Company's rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

    - "Flight Check," a system that provides flight arrival and departure times and the next three available flights to the Roving Rapid Return terminals and Wizard System terminals;

    - "Avis Link," which automatically identifies the fact that a user of a major credit card is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which the Company inadvertently fails to give renters the benefits of negotiated rate arrangements to which they are entitled;

    - interactive interfaces through third-party computerized reservation systems described under "-- "MARKETING"; and

    - sophisticated automated ready-line programs that, among other things, enable rental agents to ensure that a customer who rents a particular type of vehicle will receive the available vehicle of that type which has the lowest mileage.

    In 1997, the Wizard System enabled the Company to process approximately 30.8 million incoming customer calls, during which customers inquired about locations, rates and availability and placed or modified reservations. In addition, millions of inquiries and reservations come to the Company through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

MANAGEMENT INFORMATION SYSTEMS

    The Company also uses data supplied from the Wizard System and third-party reservation systems in certain management information systems proprietary to the Avis System to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems employed by the Company include:

    - FLEET PLANNING MODEL. The Company has created a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of its fleet, along with fleet age, mix, mileage and cost reports based upon such plans and schedules. This tool allows management to monitor and change fleet volume and composition on a daily basis and to develop the lowest cost fleet alternative based on business levels and available Repurchase Programs.

    - YIELD MANAGEMENT. The Company has also created a yield management system which is designed to optimize profit by providing greater control of vehicle availability and rate availability changes at its rental locations. The system monitors and forecasts supply and demand to insure that the Company is able to capture the combination of rentals that will produce the highest return over time at each location. Integrated into this yield management system is a fleet distribution module that takes into consideration the costs as well as the potential benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate rental demand at these locations. The fleet distribution module makes specific recommendations for movement of vehicles between the locations.

    - PRICING DECISION SUPPORT SYSTEM. Pricing in the vehicle rental industry is highly competitive and complex. To ensure its ability to respond to rental rate changes in the marketplace, the Company has developed sophisticated systems to gather and report competitive industry rental rate changes each day. The system, using data from third-party reservation systems as its source of information, automatically scans rate movements and reports significant changes to a staff of pricing analysts for evaluation. The system greatly enhances the Company's ability to gather and respond to rate changes in its markets.

    - BUSINESS MIX MODEL. The Company has also developed a strategic planning model to evaluate the discrete segments of its business relative to each other. The model considers revenues and costs to determine the potential margin contribution of each discrete segment. Using data from the Company's financial systems, the Wizard System and the fleet and revenue management systems, along with management objectives and targets, the model develops business mix and fleet optimization recommendations.

    - PROFITABILITY MODEL. The Company has developed a sophisticated model that blends a corporate customer's individual rental into a pattern that determines fleet costs by developing a profile of such corporate customer's utilization. The model also combines local operations costs with division overhead expenses with a resulting benchmark profitability which is used to determine the financial merit of individual corporate accounts.

    - SALES AND MARKETING SYSTEM. The Company has also developed a sophisticated system of on-line data screens which enables its sales force to analyze key account information of its corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. This information, which is updated weekly and captured on a country-by-country basis, is utilized by management to determine opportunities for revenue growth, profitability and improvement.

FLEET ACQUISITION AND MANAGEMENT

  FLEET PURCHASING

    The Company participates in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally GM, although actual purchases are made directly through franchised dealers. The average price for automobiles purchased by the Company in 1997 for its U.S. rental fleet was approximately $17,340. For the 1997 model year, approximately 69% of new vehicle purchases were comprised of GM vehicles, 14% of Chrysler vehicles and 17% of Toyota, Nissan, Subaru, Hyundai, Ford and Land Rover vehicles. In model year 1998, approximately 77% of the Company's fleet in the United States will consist of GM vehicles, approximately 10% will be Chrysler vehicles and the balance will be provided by other manufacturers. Manufacturers' vehicle purchase programs sometimes provide the Company with sales incentives for the purchase of certain models, and most of these programs allow the Company to serve as a drop-ship location for vehicles, thus enabling the Company to receive a fee from the manufacturers for preparing newly purchased vehicles for use. There can be no assurance that the Company will continue to benefit from sales incentives in the future. For its international operations, vehicles are acquired by way of negotiated arrangements with local manufacturers and, or dealers using operating leases or Repurchase Programs.

    Under the terms of the Company's agreement with GM, which expires at the end of GM's model year 2000, the Company is required to purchase at least 150,150 GM vehicles for model year 1998 and maintain at least 51% GM vehicles in the Company's domestic fleet at all times. The GM Repurchase Program is available for all vehicles purchased pursuant to the agreement.

  IMPACT OF SEASONALITY

    The Company's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand at each of the Company's operations, causes the Company to vary its fleet size over the course of the year. In 1997, the Company's average monthly fleet size ranged from a low of 186,000 vehicles in January to a high of 217,000 vehicles in August. Fleet utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 64% in December to 82% in August and averaged 74% for all of 1997.

  VEHICLE DISPOSITION

    The Company's current operating strategy is to hold vehicles for not more than 12 months with the average fleet age being less than six months. Approximately 91% of the vehicles purchased for its domestic fleet under the model year 1997, including most GM vehicles, were eligible for Repurchase Programs. These programs impose certain return conditions, including those related to mileage and repair condition over specified allowances. Less than 3.5% of the Repurchase Program vehicles purchased by the Company and returned in 1997 were ineligible for return. Upon return of a Repurchase Program vehicle, the Company receives a price guaranteed at the time of purchase and is thus protected from a decrease in prevailing used car prices in the wholesale market. The Company also disposes of its used vehicles that are not covered by Repurchase Programs to dealers in the United States through informal arrangements or at auctions. The future percentage of Repurchase Program vehicles in the Company's fleet will depend on the availability of Repurchase Programs, over which the Company has no control.

  MAINTENANCE

    The Company places a strong emphasis on vehicle maintenance since quick and proper repairs are critical to fleet utilization. To accomplish this task the Company employs two full-time National Institute for Automotive Service Excellence ("ASE") fully certified technician instructors at its headquarters who have developed a unique training program for the Company's 250 technicians who operate at 75 repair centers. The technicians also maintain a strong relationship with General Motors Service Technology Group ("STG"). The Company uses "state of the art" diagnostic equipment including GM's "Techline" and "Tech 2" diagnostic computers, and is the only vehicle rental fleet to utilize GM's "Pulsat Satellite Training Network." The Company's technician training department also prepares their own technical service bulletins that can be retrieved electronically at all of the Company's repair locations. Approximately 70% of the Company's technicians are ASE certified versus the national average of 44%.

MARKETING

  UNITED STATES

    In the United States, approximately 77% of the Company's 1997 rental transactions were generated by travelers who used the Avis System under contracts between the Company and their employers or organizations of which they were members. The Company's corporate sales organization is the principal source of contracts with corporate accounts. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns. The Company's telesales department consists of a centralized staff that handles small corporate accounts, travel agencies, meetings and conventions, tour operators and associations. Working with a state-of-the-art system in Tulsa, Oklahoma, the telesales operation produced revenue for the Avis System that exceeded $275 million in 1997.

    The Company solicits contractual arrangements with corporate accounts by emphasizing the Wizard System's customer service, rental rates, a worldwide rental network, advanced technology and centralized account servicing. The Wizard System plays a significant part in securing business of this type because the Wizard System enables the Company to offer a wide variety of rental rate combinations, special reports and tracking techniques tailored to the particular needs of each account, and to assure adherence to agreed-upon rates.

    The Company's presence in the leisure market is substantially less than its presence in the business market. Leisure rental activity is important in enabling the Company to balance the use of its fleet. Typically, business renters use vehicles from Monday through Thursday, while in most areas of the United States leisure renters use vehicles primarily over weekends. The Company's concentration on serving business travelers has led to excess capacity from Friday through Sunday of most weeks. The Company intends to increase its leisure market penetration by capitalizing on its strength at airports and by increased focusing of its marketing efforts toward leisure travelers. An important part of the Company's leisure marketing strategy is to develop and maintain contractual arrangements with associations that provide member benefits to their constituents. In addition to developing arrangements with traditional organizations, the Company has created innovative programs such as the Affinity Link Program that cross references bankcard numbers with Avis Worldwide identification numbers and provides discounts to the cardholders for participating bankcard programs. The Company also uses coupons in dine-out books and provides discounts to members of shopping and travel clubs whose members generated approximately $60 million of leisure business revenue in 1997. Preferred supplier agreements with select travel agencies and contracts with tour operators have also succeeded in generating leisure business for the Company.

    Travel agents can make Avis System reservations through all four major U.S. based global distribution systems and several international based systems. Users of the U.S. based global distribution systems can obtain access through these systems to the Company's rental locations, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. The Company also maintains strong links to the hotel industry. The Company has arrangements with the Hilton Corporation, the Hyatt Corporation and Best Western frequent traveler programs, which provide various incentives to all program participants. The Company also has an arrangement with Cendant whereby lodging customers who are making reservations by telephone will be transferred to the Company if they desire to rent a vehicle.

  INTERNATIONAL

    The Company utilizes a multi-faceted approach to sales and marketing throughout its global network. In its principal international operations, the Company employs teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, the Company utilizes centralized telemarketing and direct mail initiatives to continuously broaden its customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs.

    International sales and marketing activities promote the Company's reputation for delivering a high quality of service, contract rates, competitive pricing and customer benefits from special services such as Preferred Service, Roving Rapid Return and other benefits of the Wizard System.

    The Company's international operations maintain close relationships with the travel industry including participation in airline frequent flyer programs operated by Air Canada and Ansett Airlines (Australia).

COMPETITION

    The vehicle rental industry is characterized by intense price and service competition. In any given location, the Company may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than the Company. The Company's principal competitors for commercial accounts in the United States are The Hertz Corporation ("Hertz") and National Car Rental System, Inc. ("National"). Its principal competitors for unaffiliated business and leisure travelers in the United States are Budget Rent A Car Corporation, Hertz and National, and, particularly with regard to leisure travelers, Alamo and Dollar. In addition, the Company competes with a variety of smaller vehicle rental companies throughout the country.

    Competition in the U.S. vehicle rental business is based primarily upon price, reliability, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing. The Company believes it is capable of competing for virtually all aspects of the vehicle rental business, except the insurance replacement vehicle business (in which the Company has agreed not to engage in certain markets until June 13, 2000 pursuant to an agreement relating to the sale of its replacement vehicle rental business). In part because of the Wizard System, the Company has been particularly successful in competing for commercial accounts. There have been many occasions during the history of the vehicle rental industry in which all of the major vehicle rental companies have been adversely affected by severe industry-wide rental rate cutting, and the Company has, on such occasions, lowered its rates in response to such rate cutting. However, during the past two years, industry-wide rates have increased, reflecting, in part, both increased costs of owning and maintaining vehicles and the need to generate returns on invested capital.

INSURANCE

    The Company generally assumes the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, for up to $1.0 million per occurrence, through a combination of certificates of self-insurance, insurance coverage provided by its wholly-owned domestic subsidiary, Pathfinder Insurance Company ("Pathfinder"), and insurance coverage secured from an unaffiliated domestic insurance carrier. The Company maintains additional insurance with unaffiliated carriers in excess of such level up to $200.0 million per occurrence.

    Currently, the Company provides primary automobile insurance for a majority of its fleet through Pathfinder or through self-insurance. In addition, the Company provides claims management services from its headquarters in New York to all of its locations in the United States, Canada, Puerto Rico and the U.S. Virgin Islands.

    The Company insures the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and Global Excess & Reinsurance, Ltd., a wholly-owned subsidiary established under the laws of Bermuda ("Global Excess"). These carriers provide coverage supplemental to minimum local requirements.

    To further control its insurance costs, the Company reinsures some of its risks through its wholly-owned subsidiary, Constellation Reinsurance Company Limited ("Constellation"), an insurance company established under the laws of Barbados.

    Under its standard rental contract, the Company provides its renters liability coverage up to the minimum financial responsibility limits required by applicable law. Higher limits are provided to some United States national corporate accounts and the Company makes available to renters, for an additional daily charge, participation in a group policy of "Additional Liability Insurance" underwritten by CNA (Continental Group), which increases renters' liability coverage up to $1.0 million. The Company also offers renters, for additional daily charges, "Personal Accident Insurance," which pays medical expenses and accidental death benefits for accidents during the rental period, and "Personal Effects Protection," which insures against loss or damage to the renters' personal belongings during the rental period. Coverages are underwritten by Gulf Insurance Company.

REGULATORY MATTERS

    The Company is subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, retail vehicle sales and labor matters. The principal environmental regulatory requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. The Company operates 239 locations at which petroleum products are stored in underground or aboveground tanks. The Company has instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement of underground steel tanks and periodic testing of underground storage tanks. The Company believes that the locations where it currently operates are in compliance, in all material respects, with such regulatory requirements.

    The Company may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released to the environment at properties owned or operated by the Company or at properties to which the Company sends substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial.

    The Company may be eligible for reimbursement or payment of remediation costs associated with future releases from its regulated underground storage tanks. Certain of the states in which the Company maintains underground storage tanks have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to the Company for use in remediating future releases from its tank systems.

    A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.4% of the Company's revenue during 1997 was generated by the sale of loss damage waivers. The U.S. House of Representatives has from time to time considered legislation that would regulate the conditions under which loss damage waivers may be sold by vehicle rental companies. House Bill H.R. 175, introduced in January 1995, seeks to prohibit the imposition of liability on renters for loss of, or damage to, rented vehicles, except in certain circumstances, and would prohibit the sale of loss damage waivers. To date, no action has been taken on this bill. In addition, approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated the Company's right to offer loss damage waivers for sale and limited potential customer liability to $100. Moreover, California and Nevada have capped rates that may be charged for loss damage waivers to $9.00 and $10.00 per day, respectively. Texas requires that the rate charged for loss damage waivers be reasonably related to the direct cost of the repairs. Adoption of national or additional state legislation affecting or limiting the sale of loss damage waivers could result in the loss of this revenue source and additional limitations on potential customers liability could increase the Company's costs.

    The Company is also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which its insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and intercorporate transfers of assets within the holding company structure.

    Pathfinder, as a licensed stock insurance company in the State of Colorado, is subject to the applicable rules and regulations of the Colorado Insurance Department. The Colorado Insurance Law provides that no person may acquire control of the Company, and thus indirect control of Pathfinder, unless it has obtained prior approval of the Colorado Insurance Commissioner for such acquisition. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a Colorado domestic insurance company or of any company which controls a Colorado domestic insurance company. Any purchaser of 10% or more of the outstanding Common Stock would be presumed to have acquired control of the Company, unless such presumption is rebutted by a showing that such control does not in fact exist. Accordingly, any purchase of shares of Common Stock representing 10% or more of the voting power of the Company would require prior approval by the Colorado Insurance Department.

    Global Excess is subject to Bermuda Insurance Laws, which require Global Excess to file at least a Bermuda statutory financial return in the form prescribed by Bermuda Insurance Laws. Furthermore, any transfer of shares of Global Excess by the Company will require the approval of the Bermuda Monetary Authority, Foreign Exchange Control. In addition, Constellation is required to file an annual financial return in accordance with Barbados Insurance Regulations.

    The payment of dividends to the Company by its insurance company subsidiaries, Pathfinder, Global Excess and Constellation, will be restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.

EMPLOYEES

    The Company has more than 18,000 employees worldwide, of whom approximately 17,000 serve in various capacities at the Company's rental locations and the balance are engaged in executive, financial, sales and marketing, and administrative capacities. Approximately 33% of the Company's employees are represented by various unions under contracts expiring at various dates. No local union represents more than 2.5% of the Company's employees. The Company believes its relationships with its employees are good.

ITEM 2.

PROPERTIES

    The Company leases or has concessions relating to space at 402 locations in the United States and 127 locations outside the United States. Of those locations, 182 in the United States and 59 outside the United States are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. The Company and other vehicle rental firms also rent parking space at or near airports and at their other vehicle rental locations.

    The Company leases all of its vehicle rental facilities. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to and from the airport. The Company's airport locations serve as the administrative headquarters for the Company's non-airport locations nearest to those airport locations and, as a general rule, each airport location includes vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. The Company's non-airport facilities generally consist of a limited parking facility and a rental and return desk and are generally subject to long-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms.

    The Company's principal offices are in Garden City, New York where the Company leases approximately 250,000 square feet under a sublease agreement with WizCom which, by exercising renewal options, can be extended through the year 2015. The Avis reservation system is operated by Cendant from leased space in Tulsa and Drumright, Oklahoma where the Company subleases approximately 26,000 square feet from WizCom pursuant to a sublease agreement for certain marketing activities. The Company maintains terminal network facilities which it uses in connection with the Wizard System in Garden City and Tulsa. The Company also leases 61,000 square feet in a building owned by WizCom in Virginia Beach, Virginia that serves as a satellite administrative and reservation facility.

ITEM 3.

LEGAL MATTERS

    From time to time, the Company is subject to routine litigation incidental to its business. The Company maintains insurance policies that cover most of the actions brought against the Company. The Company is not currently involved in any legal proceeding which it believes would have a material adverse effect upon its financial condition or operations. However the Company is involved in the following litigation:

    In the case of LINDA A. PUGH, ET AL., V. AVIS RENT A CAR SYSTEMS, INC. AND NEW HANOVER RENT-A-CAR, INC., 7-96-CV-91-F(2), (E.D.N.C.), a suit in federal court in North Carolina alleging race discrimination, the Company and the plaintiffs have entered into a Settlement Agreement, subject to court approval, providing for payment of $1.875 million plus approximately $1.4 million in attorneys fees, administration costs and costs of notice to potential class members, to settle and dismiss all plaintiffs'claims against the Company. In the case of DAVID RUTSTEIN V. AVIS RENT A CAR SYSTEMS, INC., 97-0807 CIV-G (S.D.FL.), a suit brought as a purported class action suit in federal court in Florida alleging discrimination based upon religion, the Company has filed a motion to dismiss the action, which is pending before the court. Following the commencement of the PUGH and RUTSTEIN suits described above, certain governmental agencies initiated inquiries and made requests for information in connection with allegations of discrimination involving the Company and certain of its licensees. The Company has been cooperating with all such governmental requests. To date, an administrative proceeding has been commenced at the Commonwealth of Pennsylvania Human Rights Commission. In that proceeding, the Attorney General of the Commonwealth of Pennsylvania has filed an administrative complaint alleging that the Company is vicariously liable for race discrimination allegedly committed by a licensee. The Company has not yet been apprised of the specifics underlying these allegations, but the Company believes that the claims are without merit. The Company does not believe that the outcome of those inquiries or the administrative proceeding will have a material adverse effect on its financial condition or results of operations.

    In connection with the IPO, the Company and Cendant entered into an agreement whereby Cendant agreed to indemnify the Company for the costs and expenses of defending all such claims described above, any other claims of illegal discrimination related to customers and alleged to have occurred prior to the IPO and from any liability arising therefrom.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Reference is made to Page 13 ("Market Information") of the Registrant's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 6.

SELECTED FINANCIAL DATA

    Reference is made to Page 5 of the Registrant's 1997 Annual Report to shareholders filed as Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 7.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements and Notes to the Consolidated Financial Statements (which includes the Supplementary Data) are incorporated herein by reference to Pages 14 to 42 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 filed as Exhibit 13 hereto:

AVIS RENT A CAR, INC.

Consolidated Financial Statements:

  Independent Auditors' Report

  Consolidated Statements of Financial Position at December 31, 1996 and 1997

  Consolidated Statements of Operations for the year ended December 31, 1995, and for the periods January 1, 1996 to October 16, 1996 and October 17, 1996 (Date of Acquisition) to December 31, 1996 and for the year ended December 31, 1997

  Consolidated Statements of Stockholders' Equity for the year ended December 31,
    1995, and for the periods January 1, 1996 to October 16, 1996 and October 17,
    1996 (Date of Acquisition) to December 31, 1996 and for the year ended December
    31, 1997

  Consolidated Statements of Cash Flows for the year ended December 31, 1995, and for the periods January 1, 1996 to October 16, 1996 and October 17, 1996 (Date of Acquisition) to December 31, 1996 and for the year ended December 31, 1997

  Notes to the Consolidated Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders filed as Exhibit 20 hereto, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Index to Financial Statements--see Consolidated Financial Statements and Notes to the Consolidated Financial Statements of the Company listed in Item 8 and set forth in the Registrant's Annual Report to Shareholders included as Exhibit 13 hereto.

        (2) Index to Financial Statement Schedules--Valuation and Qualifying Accounts.

        (3)  Exhibits--(See Index to Exhibits included elsewhere herein).

    All Schedules, except those set forth above have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.

    (b) The Registrant did not file any reports on form 8-K during the quarter ended December 31, 1997.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Avis Rent A Car, Inc.

    We have audited the consolidated statements of financial position of Avis Rent A Car, Inc. and subsidiaries (successors to Rental Car System Holdings, Inc. and subsidiaries, Avis International, Ltd. and subsidiaries, Avis Enterprises, Inc. and subsidiaries, Pathfinder Insurance Company and Global Excess & Reinsurance, Ltd., all previously Wholly-Owned by Avis, Inc., collectively the "Predecessor Companies") (collectively referred to as "Avis Rent A Car, Inc." or the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and for the period October 17, 1996 (Date of Acquisition) to December 31, 1996 and as to the Predecessor Companies the related consolidated statements of operations, stockholders' equity and cash flows for the period January 1, 1996 to October 16, 1996 and for the year ended December 31, 1995, and have issued our report thereon dated January 29, 1998 (March 23, 1998 as to Note 19); such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company and the Predecessor Companies, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
January 29, 1998

(March 23, 1998 as to Note 19)

                             AVIS RENT A CAR, INC.

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                               ADDITIONS
                                                                        ------------------------
                                                            BALANCE AT  CHARGED TO      OTHER                  BALANCE AT
                                                            BEGINNING    COSTS AND   ADDITIONS,                  END OF
DESCRIPTION                                                 OF PERIOD    EXPENSES      NET(A)     DEDUCTIONS     PERIOD
----------------------------------------------------------  ----------  -----------  -----------  -----------  ----------
Year Ended December 31, 1995:
Allowance for doubtful accounts--accounts receivable......  $    3,731   $     (48)                $     937   $    2,746
Accumulated amortization--goodwill........................  $   32,714   $   4,757                             $   37,471
Public liability and property damage and other insurance
  liabilities.............................................  $  184,002   $  81,800                 $  71,125   $  194,677
January 1, 1996 to October 16, 1996:
Allowance for doubtful accounts--accounts receivable......  $    2,746   $   1,238                 $     794   $    3,190
Accumulated amortization--goodwill........................  $   37,471   $   3,782                             $   41,253
Public liability and property damage and other insurance
  liabilities.............................................  $  194,677   $  74,109                 $  56,315   $  212,471

October 17, 1996 (Date of Acquisition) to
  December 31, 1996:
Allowance for doubtful accounts--accounts receivable......               $     227                             $      227
Accumulated amortization--goodwill........................               $   1,026                             $    1,026
Public liability and property damage and other insurance
  liabilities.............................................  $  212,471   $  17,355                 $  16,041   $  213,785

Year Ended December 31, 1997:
Allowance for doubtful accounts--accounts receivable......  $      227   $   3,208                 $   2,556   $      879
Accumulated amortization--goodwill........................  $    1,026   $   6,860                             $    7,886
Public liability and property damage and other insurance
  liabilities.............................................  $  213,785   $  96,663    $  16,670    $  71,089   $  256,029

------------------------

a) Includes additions of $16,838 relating to the acquisition of The First Gray Line Corporation on
    August 20, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 26, 1998.

                                             AVIS RENT A CAR, INC.
                                             (Registrant)

                                             By:        /s/ KEVIN M. SHEEHAN
                                                        ------------------------------------------
                                                        Name: Kevin M. Sheehan
                                                        Title: Executive Vice President
                                                             and Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    SIGNATURE                                         TITLE                           DATE
--------------------------------------------------  ------------------------------------------  -----------------

    /s/ R. CRAIG HOENSHELL                          Chairman of the Board, Chief Executive       March 26, 1998
---------------------------------------               Officer and Director
    R. Craig Hoenshell                                (Principal Executive Officer)

    /s/ F. ROBERT SALERNO                           President, Chief Operating Officer and       March 26, 1998
---------------------------------------               Director
    F. Robert Salerno

    /s/ KEVIN M. SHEEHAN                            Executive Vice President and Chief           March 26, 1998
---------------------------------------               Financial Officer
    Kevin M. Sheehan                                  (Principal Financial Officer)

    /s/ TIMOTHY M. SHANLEY                          Vice President and Controller                March 26, 1998
---------------------------------------               (Principal Accounting Officer)
    Timothy M. Shanley

    /s/ STEPHEN P. HOLMES                           Director                                     March 26, 1998
---------------------------------------
    Stephen P. Holmes

    /s/ MICHAEL P. MONACO                           Director                                     March 26, 1998
---------------------------------------
    Michael P. Monaco

    /s/ W. ALUN CATHCART                            Director                                     March 26, 1998
---------------------------------------
    W. Alun Cathcart

    /s/ LEONARD S. COLEMAN, JR.                     Director                                     March 26, 1998
---------------------------------------
    Leonard S. Coleman, Jr.

    /s/ MICHAEL J. KENNEDY                          Director                                     March 26, 1998
---------------------------------------
    Michael J. Kennedy

    /s/ MARTIN L. EDELMAN                           Director                                     March 26, 1998
---------------------------------------
    Martin L. Edelman

    /s/ DEBORAH L. HARMON                           Director                                     March 26, 1998
---------------------------------------
    Deborah L. Harmon

    /s/ MICHAEL L. TARNOPOL                         Director                                     March 26, 1998
---------------------------------------
    Michael L. Tarnopol

ITEM 14(A)(3)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                              DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
3.         CERTIFICATE OF INCORPORATION AND BY-LAWS
3.1        Amended and Restated Certificate of Incorporation of the Registrant***
3.2        Amended and Restated By-Laws of the Registrant***
4.         INSTRUMENTS DEFINING THE RIGHTS OF SECURITYHOLDERS, INCLUDING INDENTURES
4.1        Form of Certificate of Common Stock**
4.2        Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II
           L.L.C., as issuer, and Harris Trust and Savings Bank, as trustee.**
4.3        Series 1997-1 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and Harris
           Trust and Savings Bank, as trustee, to the Amended and Restated Base Indenture, dated as of
           July 30, 1997, between AESOP Funding II and the Trustee.**
4.4        Series 1997-2 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and Harris
           Trust and Savings Bank, as trustee, to the Amended and Restated Base Indenture, dated as of
           July 30, 1997, between AESOP Funding II and the Trustee.**
4.5        Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP
           Funding II L.L.C., as lender.**
4.6        Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV Holding
           Corp., as a permitted nominee of the borrower, Quartx Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender.**
4.7        Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP
           Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender.**
4.8        Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP
           Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the
           Administrator and Avis Rent A Car, Inc., as guarantor.**
4.9        Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP
           Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as the Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor.**
4.10       Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP
           Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the
           Administrator, certain Eligible Rental Car Companies, as lessees and Avis Rent A Car, Inc., as guarantor.**
4.11       Credit Agreement, dated as of July 30, 1997, among Avis Rent A Car, Inc., Avis Rent A Car
           System, Inc., The Chase Manhattan Bank, as administrative agent, Lehman Commercial Paper,
           Inc., as syndication agent and the other lenders party thereto (the "Credit Agreement").**
4.12       Guarantee, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement.**
4.13       Security Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement.**
4.14       Pledge Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement.**

 EXHIBIT
   NO.                                              DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
10.        MATERIAL CONTRACTS
10.1       Form of Registration Rights Agreement**
10.2       Separation Agreement between Cendant Car Rental, Inc. and Avis Rent A Car, Inc.**
10.3       Master License Agreement among Cendant Car Rental, Inc., Avis Rent A Car System, Inc. and
           Wizard Co., Inc.**
10.4       Computer Services Agreement between Avis Rent A Car System, Inc. and WizCom International,
           Ltd.**
10.5       Reservation Services Agreement between Cendant Incorporated and Avis Rent A Car System, Inc.**
10.6       Form of Tax Disaffiliation Agreement among Cendant Incorporated, Cendant Car Rental, Inc. and
           Avis Rent A Car, Inc.**
10.7       Form of Lease Agreement by and between WizCom International, Ltd., as lessor, and Avis Rent A
           Car System, Inc. as lessee (Virginia Beach, Virginia).**
10.8       Form of Sublease Agreement by and between WizCom International, Ltd., as sublessor, and Avis
           Rent A Car System, Inc., as sublessee (Tulsa, Oklahoma).**
10.9       Form of Sublease Agreement by and between WizCom International, Ltd., as sublessor, and Avis
           Rent A Car System, Inc., as sublessee (Garden City, New York).**
10.10      Wizard Note Assignment, Assumption and Release Agreement, dated as of July 30, 1997 by and between Wizard Co., Inc., Avis Rent A Car System, Inc. and Reserve Claims Management Co.**
10.11      Termination Services Agreement, among Harris Trust and Savings Bank, AESOP Funding II L.L.C.,
           Avis Rent A Car System, Inc., and Wizcom International, Ltd.**
10.13      Call Transfer Agreement, dated March 4, 1997, between HFS Incorporated and Avis Rent A Car
           System, Inc.**
10.14      Form of Amended and Restated Employment Agreement, dated as of February 9, 1996, between HFS
           Car Rental, Inc. and F. Robert Salerno**
10.15      Offer Letter, dated as of February 24, 1997, between Craig Hoenshell and HFS Incorporated.**
10.16      Amended and Restated Employment Agreement, dated February 9, 1996, between HFS Car Rental,
           Inc. and John Forsythe.**
10.17      Avis Rent A Car, Inc. 1997 Stock Option Plan**
13         Annual Report to Shareholders for the year ended December 31, 1997*
20         Proxy Statement of the Registrant for Annual Meeting of Stockholders--May 21, 1998*
21         Subsidiaries of the Registrant**
23.1       Consent of Deloitte & Touche LLP, Independent Auditors of the Company.***
23.2       Consent of Ernst & Young LLP, Independent Auditors of The First Gray Line Corporation.***
23.3       Consent of Skadden, Arps, Slate, Meagher & Flom LLP (included in
           Exhibit 5)***
27         FINANCIAL DATA SCHEDULE
27.1       Financial Data Schedule--December 31, 1996***
27.2       Financial Data Schedule--December 31, 1997***

------------------------

*   Filed herewith

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-28609.

*** Incorporated by reference to the Registrant's Registration Statement on Form
    S-1, 333-46737.