Form 10-Q
period 1998-03-31
AVIS RENT A CAR INC
filed 1998-05-13
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the quarterly period ended March 31, 1998

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 22, 1998: Common Stock, $.01 par value - Class A, 35,925,000 shares.

                              AVIS RENT A CAR, INC

                                      INDEX

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                                               Page

          Condensed Consolidated Statements of
            Operations for the Three months ended
            March 31, 1998 and 1997..............................1

          Condensed Consolidated Statements of Financial
            Position as of March 31, 1998
            and December 31, 1997 ...............................2

          Condensed Consolidated Statements of Cash
            Flows for the Three months ended
            March 31, 1998 and 1997..............................3

          Notes to the Condensed Consolidated
            Financial Statements ................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.............................................6

                           PART II. Other Information

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............11

                              AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         Three months ended
                                                               March 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
Revenue ...........................................    $511,390        $456,014
                                                       --------        --------

Costs and expenses:
Direct operating ..................................     209,815         198,286
Vehicle depreciation and lease
   charges, net ...................................     133,362         120,609
Selling, general and
   administrative .................................     104,764          94,913
Interest, net .....................................      47,668          34,247
Amortization of cost in excess
   of net assets acquired .........................       2,552             976
                                                       --------        --------
                                                        498,161         449,031
                                                       --------        --------

Income before provision for
   income taxes ...................................      13,229           6,983

Provision for income taxes ........................       5,821           2,778
                                                       --------        --------

Net income ........................................    $  7,408        $  4,205
                                                       ========        ========

Earnings per share:

Basic .............................................    $   0.24        $   0.14
                                                       ========        ========

Diluted ...........................................    $   0.23        $   0.14
                                                       ========        ========


   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                  March 31,        December 31,
                                                    1998              1997
                                                 ----------        ----------
                                                 (Unaudited)

ASSETS

Cash and cash equivalents ..................     $   42,286        $   44,899
Accounts receivable, net ...................        248,656           359,463
Prepaid expenses ...........................         40,330            47,360
Vehicles, net ..............................      3,071,625         3,018,856
Property and equipment, net ................        125,639           122,860
Deferred income tax assets .................        140,595           142,025
Cost in excess of net assets acquired, net .        395,014           396,040
Other assets ...............................        174,008           147,453
                                                 ----------        ----------

     Total assets ..........................     $4,238,153        $4,278,956
                                                 ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ...........................     $  209,592        $  329,706
Accrued liabilities ........................        314,272           328,411
Due to affiliates, net .....................         14,454            44,512
Current income tax liabilities .............          7,831             9,749
Deferred income tax liabilities ............         35,230            34,106
Public liability, property damage
   and other insurance liabilities .........        257,508           256,029
Debt .......................................      2,780,007         2,826,422
                                                 ----------        ----------

    Total liabilities ......................      3,618,894         3,828,935
                                                 ----------        ----------

Commitments and contingencies

Stockholders' equity:
   Common Stock ............................            359               309
   Additional paid-in capital ..............        591,651           430,507
   Retained earnings .......................         35,702            28,294
   Foreign currency translation adjustment .         (8,453)           (9,089)
                                                 ----------        ----------

     Total stockholders' equity ............        619,259           450,021
                                                 ----------        ----------

     Total liabilities and stockholders'
      equity ...............................     $4,238,153        $4,278,956
                                                 ==========        ==========


   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
 Net income ..........................................   $   7,408    $   4,205
 Adjustments to reconcile net income to
  cash (used in) provided by operating activities ....     (17,481)      61,824
                                                         ---------    ---------

  Net cash (used in) provided by operating activities      (10,073)      66,029
                                                         ---------    ---------

Cash flows from investing activities:
 Vehicle additions ...................................    (749,583)    (570,281)
 Vehicle deletions ...................................     684,449      635,020
 Additions to property and equipment .................      (8,956)      (4,833)
 Retirements of property and equipment ...............         366        1,082
                                                         ---------    ---------

  Net cash (used in) provided by investing activities.     (73,724)      60,988
                                                         ---------    ---------

Cash flows from financing activities:
 Changes in debt:
  Proceeds ...........................................     724,234       73,143
  Repayments .........................................    (770,893)    (192,983)
                                                         ---------    ---------
  Net decrease in debt ...............................     (46,659)    (119,840)

 Payment for debt issuance costs .....................      (3,301)
 Proceeds from public offering .......................     161,194
 (Payments) proceeds from intercompany loans .........     (30,058)      16,953
                                                         ---------    ---------

  Net cash provided by (used in) financing activities.      81,176     (102,887)
                                                         ---------    ---------

Effect of exchange rate changes on cash ..............           8          (74)
                                                         ---------    ---------

Net (decrease) increase in cash and cash equivalents .      (2,613)      24,056

Cash and cash equivalents at beginning of period .....      44,899       29,718
                                                         ---------    ---------

Cash and cash equivalents at end of period ...........   $  42,286    $  53,774
                                                         =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest ...........................................   $  46,714    $  41,237
                                                         =========    =========

  Income taxes .......................................   $   3,935    $   1,838
                                                         =========    =========


   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements includes Avis Rent A Car, Inc. and subsidiaries (the "Company"). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. Operating results for interim periods are not indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation.

Note 2 - Changes in Stockholders' Equity

On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering and received proceeds of approximately $162 million. The Company utilized the proceeds of the common stock issuance to finance the Hayes Leasing Company, Inc. ("Hayes") transaction, discussed below in "Note 4 - Acquisitions", and for working capital and general corporate purposes, including the repayment of certain indebtedness.

Note 3 - Earnings Per Share

Basic earnings per share is computed by dividing net income for the three month periods ended March 31, 1998 and 1997 by 31,425,000 and 30,925,000 weighted average shares outstanding, respectively; which give effect to the initial and subsequent public offerings on September 24, 1997 and March 23, 1998, respectively. Diluted earnings per share is computed by dividing net income for the three month periods ended March 31, 1998 and 1997 by 32,561,000 and 30,925,000 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share, include the effects of the assumed exercise of stock options.

Note 4 - Acquisitions

On August 20, 1997, the Company purchased The First Gray Line Corporation. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of The First Gray Line Corporation, the repayment of debt with the net proceeds (after the purchase of The First Gray Line Corporation) from the Initial Public Offering (the "IPO") on September 24, 1997 and related adjustments had taken place on January 1, 1997. These unaudited pro forma results are not necessarily an indication of the actual results of operations that would have occurred had the acquisition of The First Gray Line Corporation and the IPO actually occurred on January 1, 1997.

                                                           Pro forma
                                                       Three months ended
                                                         March 31, 1997
                                                         --------------
                                               (In thousands, except share data)

Revenue .....................................               $506,417
                                                            ========

Income before provision for income taxes ....               $ 10,342
                                                            ========

Net income ..................................               $  5,681
                                                            ========

Earnings per share:

Basic .......................................               $    .18
                                                            ========

Diluted .....................................               $    .18
                                                            ========

On May 1, 1998, the Company completed its agreement to acquire the assets of the car rental business of Hayes, including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas for approximately $85 million in cash plus the refinancing of fleet-related indebtedness which totaled approximately $136 million.

Note 5 - Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

                                                       Three months ended
                                                            March 31,
                                                     ----------------------
                                                       1998           1997
                                                     -------        -------
Net income ........................................  $ 7,408        $ 4,205
Foreign currency translation adjustment ...........      636           (647)
                                                     -------        -------
Comprehensive income ..............................  $ 8,044        $ 3,558
                                                     =======        =======

Note 6 - Financing and Debt

On January 7, 1998, the Company refinanced the fleet debt of its Canadian car rental operation which provided for borrowings up to $211.7 million. The vehicles were transferred to a partnership in which Aviscar, Inc., a wholly-owned subsidiary of the Company, is the general partner and a financing source is the limited partner. Aviscar, Inc. continues to operate and service the vehicles in the fleet. The partnership structure allows Aviscar, Inc. to finance vehicles at more advantageous interest rates.

On February 26, 1998, the Company issued $600 million of asset-backed medium term notes (the "New MTN's"), the proceeds of which were used to repay borrowings under its commercial paper program. The New MTN's rank equal in right of payment with the Company's other existing asset-backed notes. The New MTN's are supported by a surety bond issued by MBIA and are rated AAA by Standard and Poor's and Aaa by Moody's.

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

General Overview

The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services.

On October 17, 1996, Cendant Corporation, Inc. ("Cendant"), formerly HFS Incorporated, acquired the Company and its subsidiaries (the "Acquisition"). The Acquisition was accounted for as a purchase.

On September 24, 1997, the Company issued and sold 22,425,000 shares of its common stock in an IPO and received net proceeds of $359.3 million. The net proceeds were used to repay amounts outstanding under the acquisition credit facility utilized to complete the acquisition of the First Gray Line Corporation, pay certain acquisition expenses incurred to complete The First Gray Line acquisition and to prepay outstanding indebtedness.

Management believes that a more meaningful comparison of the results of operations for the three month periods ended March 31, 1998 and 1997 is obtained by presenting the results for the three months ended March 31, 1997 on a pro forma basis to give effect to the following transactions as if they had occurred on January 1, 1997: the acquisition of The First Gray Line Corporation; and the repayment of debt with the net proceeds (after the purchase of The First Gray Line Corporation) from the IPO and related adjustments.

On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering and received proceeds of approximately $162 million. The Company utilized the proceeds of the common stock issuance to finance the Hayes transaction (see Note 4, to the unaudited condensed consolidated financial statements), and for working capital and general corporate purposes, including the repayment of certain indebtedness. In the same offering, Cendant reduced its ownership in the Company by selling 1,000,000 shares of the Company's common stock and retained the net proceeds.

Three Months Ended March 31, 1998 Compared to Pro Forma Three Months Ended March 31, 1997

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statements of operations (dollars in thousands):

                                                  Actual               Pro forma
                                            Three Months Ended    Three Months Ended
                                              March 31, 1998        March 31, 1997
                                           --------------------  --------------------
                                                     Percentage            Percentage
                                                     of Revenue            of Revenue
                                           --------  ----------  --------  ----------
Revenue ................................   $511,390    100.0%    $506,417    100.0%
                                           --------    -----     --------    -----
Costs and expenses:
     Direct operating ..................    209,815     41.0      220,499     43.5
     Vehicle depreciation, and
       lease charges, net ..............    133,362     26.1      128,040     25.3
     Selling, general and
       administrative ..................    104,764     20.5      100,488     19.9
     Interest, net .....................     47,668      9.3       44,984      8.9
     Amortization of cost in
        excess of net assets acquired ..      2,552      0.5        2,064      0.4
                                           --------    -----     --------    -----
                                            498,161     97.4      496,075     98.0
                                           --------    -----     --------    -----
Income before provision for
   income taxes ........................     13,229      2.6       10,342      2.0
Provision for income taxes .............      5,821      1.2        4,661      0.9
                                           --------    -----     --------    -----
Net income .............................   $  7,408      1.4%    $  5,681      1.1%
                                           ========    =====     ========    =====

Revenue

Revenue increased 1.0%, from $506.4 million to $511.4 million, compared to the same period in 1997. The revenue increase reflected a 0.6% increase in the number of rental transactions and a 0.3% increase in revenue per rental transaction. The revenue increase resulted from greater overall market demand.

Costs and Expenses

Total costs and expenses increased 0.4%, from $496.1 million to $498.2 million, compared to the same period in 1997. Direct operating expenses decreased 4.9%, from $220.5 million to $209.8 million, compared to the same period in 1997. As a percentage of revenue, direct operating expenses declined to 41.0%, from 43.5 % for the corresponding period in 1997. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.6% of revenue), lower airport commissions (1.2% of revenue), lower vehicle registration costs (0.3% of revenue) and lower vehicle maintenance and damage costs (0.3% of revenue).

Vehicle depreciation and lease charges increased 4.2%, from $128.0 million to $133.4 million, compared to the same period in 1997. As a percentage of revenue, vehicle depreciation and lease charges were 26.1% of revenue, as compared to 25.3% of revenue for the corresponding period in 1997. The change reflected a 0.1% increase in the average rental fleet combined with a higher monthly cost per vehicle. In addition, the net proceeds received in excess of book value from the disposition of used vehicles was $3.2 million lower (0.6% of revenue) in the 1998 first quarter compared to the same period in 1997. This was primarily due to favorable market conditions for the sale of certain model vehicles during 1997.

Selling, general and administrative expenses increased 4.3%, from $ 100.5 million to $ 104.8 million, compared to the same period in 1997. The increase was due to the cost of additional marketing programs and higher general and administrative expenses.

Interest expense increased 6.0%, from $ 45.0 million to $ 47.7 million, compared to the same period in 1997, due to higher borrowings required to finance the growth of the rental fleet plus higher average interest rates resulting from a higher percentage of fixed rate debt.

The provision for income taxes for the three months ended March 31, 1998 increased 24.9%, from $4.7 million to $5.8 million, compared to the same period in 1997. The effective income tax rate was 44 %, down from 45.1% for the corresponding period in 1997. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 30.4%, from $5.7 million to $7.4 million, compared to the same period in 1997. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds is for the acquisition of new vehicles. For the three months ended March 31, 1998, the Company's expenditures for new vehicles were approximately $750 million and proceeds from the disposition of used vehicles were approximately $684 million. In 1998, the Company expects its expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1997. The financing requirements for vehicles typically reaches an annual peak in the third calendar quarter, as fleet levels build up in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of fleet and rental demand. The Company has established methods for disposition of its used vehicles.

The Company expects that cash flows from operations and funds from available credit facilities will be sufficient to enable the Company to meet its anticipated operating cash requirements for the next twelve months.

The Company also makes capital investments for property improvements and non-revenue earning equipment. Capital investments for property improvements and non-revenue earning equipment were $9.0 million for the three months ended March 31, 1998, compared to $4.8 million for the same period in 1997. The Company's customer receivables also provide liquidity with approximately 12 days of daily sales outstanding.

The Company's fleet financing program provides for borrowings up to $ 3.75 billion, comprised of $2.25 billion of asset-backed medium term notes (the "Medium Term Notes") and the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Commercial Paper Notes"). The Medium Term Notes and the Commercial Paper Notes are backed by, among other things, a first priority security interest in the Company's vehicles.

Avis Rent A Car System, Inc. ("ARACS"), a wholly-owned subsidiary of the Company, is party to a $350 million secured credit agreement that provides for
(i) a revolving credit facility which is available until December 31, 2001 to finance the general corporate needs of ARACS and (ii) a standby letter of credit facility available on a revolving basis until April 20, 1999 to fund (a) any shortfall in certain payments owing AESOP Leasing, a subsidiary of ARACS, pursuant to fleet agreements and (b) maturing Commercial Paper Notes if such Commercial Paper Notes cannot be repaid through the issuance of additional Commercial Paper Notes or draws under the liquidity facility supporting the Commercial Paper Notes. At March 31, 1998, the Company had approximately $1.65 billion of additional credit available.

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. At March 31, 1998, the total debt for the Company's international operations was $92.7 million, of which $88.7 million was due in less than 12 months. At March 31, 1998, the impact on the Company's liquidity and financial condition due to exchange rate fluctuations of its foreign operations is not material.

Seasonality

Car rental is a seasonal business, with decreased travel in winter months and heightened activity in spring and summer. To accommodate increased demand, the Company increases its available fleet during the second and third quarters. Certain of the Company's operating expenses are fixed and cannot be reduced during periods of decreased rental demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-peak season.

Recent Accounting Standards

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 - "Employer's Disclosures about Pensions and Other Post Retirement Benefits," ("SFAS No. 132") which is effective for the Company's consolidated financial statements for the year ending December 31, 1998. This Statement revises employers' disclosures about pension and other post retirement benefit plans and does not change the measurement or recognition of pension or other post retirement benefit plans. This Statement standardizes the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") No. 98-5, "Accounting for Start-Up Costs". The SOP requires that all start-up costs should be expensed as incurred, unless the costs incurred were to acquire or develop tangible assets or to acquire intangible assets from a third party. The SOP is effective for fiscal years beginning after December 15, 1998.

The adoption of SFAS No. 132 and the SOP will not have a material effect on the Company's consolidated financial statements.

Year 2000

The Company has evaluated the effect on its information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000. A preliminary assessment indicates that ensuring the Company is Year 2000 compliant will involve a mix of purchasing new systems, modifying existing systems and confirming vendor compliance. The Company currently anticipates that incremental capital expenditures associated with the Year 2000 will not have a material impact on the Company's operations. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely and would not have an adverse effect on the Company's systems.

The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company currently believes that its information systems will be Year 2000 compliant by the end of the first quarter in 1999.

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

                           PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 1998, the Company filed a Registration Statement (File No. 333-46737) on Form S-1 which became effective on March 17, 1998.

The managing underwriters of this offering were: Bear, Stearns & Co., Inc, Lehman Brothers, Merrill Lynch & Co., and NationsBanc Montgomery Securities LLC. The total price to the public, underwriting discounts and commissions and proceeds to the Company were $170.0 million, $8.1 million and $161.9 million , respectively. The Company estimates that an additional $375,000 of other expenses has been incurred in connection with the offering.

The net proceeds received from this offering were utilized to purchase the assets of the Hayes Leasing Company, Inc. (see Note 4 to the unaudited condensed consolidated financial statements), and for working capital and general corporate purposes, including the repayment of certain indebtedness.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Avis Rent A Car, Inc.
                                            ---------------------
                                                 (Registrant)


Dated: May 12, 1998                         By: /s/ Kevin M. Sheehan
                                               --------------------------------
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)


Dated: May 12, 1998                         By: /s/ Timothy M. Shanley
                                               --------------------------------
                                               Vice President and Controller
                                               (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                   filed with

                                   Form 10 - Q

                              for the quarter ended

                                 March 31, 1998

                                      under

                       THE SECURITIES EXCHANGE ACT OF 1934

                              AVIS RENT A CAR, INC.

                         Commission file number 1-13315

                                  EXHIBIT INDEX

Exhibit
   No.                              Description                      Page No.
-------                  -------------------------------------       --------

   27                    Financial Data Schedule for                    14
                         the Three months ended March 31, 1998