Form 10-Q
period 1998-06-30
AVIS RENT A CAR INC
filed 1998-08-12
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the quarterly period ended June 30, 1998

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 4, 1998: Common Stock, $.01 par value - Class A 35,925,000 shares.

                              AVIS RENT A CAR, INC.

                                      INDEX

                          PART I. Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

          Condensed Consolidated Statements of
            Operations for the Three and Six months ended
            June 30, 1998 and 1997.............................................1

          Condensed Consolidated Statements of Financial
            Position as of June 30 1998
            and December 31, 1997 .............................................2

          Condensed Consolidated Statements of Cash
            Flows for the Six months ended
            June 30, 1998 and 1997.............................................3

          Notes to the Condensed Consolidated
            Financial Statements ..............................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS...........................................................6

                           PART II. Other Information

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS.................................................12

                              AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                Three months ended          Six months ended
                                                     June 30,                   June 30,
                                              -----------------------   -----------------------
                                                 1998         1997         1998         1997
                                              ----------   ----------   ----------   ----------
Revenue ...................................   $  575,280   $  489,633   $1,086,670   $  945,647
                                              ----------   ----------   ----------   ----------

Direct operating ..........................      229,612      200,262      439,427      398,548
Vehicle depreciation and lease charges, net      144,032      119,568      277,394      234,131
Selling, general and administrative .......      109,607      108,470      214,371      203,383
Interest, net .............................       49,150       42,362       96,818       82,655
Amortization of cost in excess of
  net assets acquired .....................        2,969        1,594        5,521        2,570
                                              ----------   ----------   ----------   ----------
                                                 535,370      472,256    1,033,531      921,287
                                              ----------   ----------   ----------   ----------

Income before provision for income taxes ..       39,910       17,377       53,139       24,360
Provision for income taxes ................       17,560        8,476       23,381       11,254
                                              ----------   ----------   ----------   ----------
Net income ................................   $   22,350   $    8,901   $   29,758   $   13,106
                                              ==========   ==========   ==========   ==========

Earnings per share:

Basic .....................................   $     0.62   $     0.29   $     0.88   $     0.42
                                              ==========   ==========   ==========   ==========

Diluted ...................................   $     0.61   $     0.29   $     0.86   $     0.42
                                              ==========   ==========   ==========   ==========

   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                      June 30,      December 31,
                                                        1998            1997
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS

Cash and cash equivalents ........................   $    41,445    $    44,899
Accounts receivable, net .........................       211,861        359,463
Prepaid expenses .................................        41,332         47,360
Vehicles, net ....................................     3,587,834      3,018,856
Property and equipment, net ......................       132,386        122,860
Deferred income tax assets .......................       126,474        142,025
Cost in excess of net assets acquired, net .......       476,955        396,040
Other assets .....................................       191,410        147,453
                                                     -----------    -----------

  Total assets ...................................   $ 4,809,697    $ 4,278,956
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts  payable ................................   $   266,482    $   329,706
Accrued liabilities ..............................       313,051        328,411
Due to affiliates, net ...........................        16,991         44,512
Current income tax liabilities ...................         5,029          9,749
Deferred income tax liabilities ..................        33,584         34,106
Public liability, property damage and
  other insurance liabilities ....................       260,745        256,029
Debt .............................................     3,278,619      2,826,422
                                                     -----------    -----------

  Total liabilities ..............................     4,174,501      3,828,935
                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock ...................................           359            309
  Additional paid-in capital .....................       591,651        430,507
  Retained earnings ..............................        58,052         28,294
  Foreign currency translation adjustment ........       (14,866)        (9,089)
                                                     -----------    -----------
    Total stockholders' equity ...................       635,196        450,021
                                                     -----------    -----------

    Total liabilities and stockholders' equity ...   $ 4,809,697    $ 4,278,956
                                                     ===========    ===========

   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                 June 30,
                                                         --------------------------
                                                             1998           1997
                                                         -----------    -----------
Cash flows from operating activities:

  Net income .........................................   $    29,758    $    13,106
  Adjustments to reconcile net income to cash provided
    by operating activities ..........................       141,864        191,731
                                                         -----------    -----------

      Net cash provided by operating activities ......       171,622        204,837
                                                         -----------    -----------

Cash flows from investing activities:

  Vehicle additions ..................................    (1,919,655)    (1,435,234)
  Vehicle deletions ..................................     1,382,588      1,342,420
  Additions to property and equipment ................       (21,088)        (9,509)
  Retirements of property and equipment ..............         2,554          2,075
  Payments for purchase of licensees .................      (232,475)            --
                                                         -----------    -----------

    Net cash used in investing activities ............      (788,076)      (100,248)
                                                         -----------    -----------

Cash flows from financing activities:

  Changes in debt:
    Proceeds .........................................     1,233,774        188,507
    Repayments .......................................      (777,708)      (298,410)
                                                         -----------    -----------
    Net increase (decrease) in debt ..................       456,066       (109,903)
  Payment for debt issuance costs ....................        (3,832)            --
  Proceeds from public offering ......................       161,194             --
                                                         -----------    -----------

    Net cash provided by (used in)
      financing activities: ..........................       613,428       (109,903)
                                                         -----------    -----------

Effect of exchange rate changes on cash ..............          (428)          (267)
                                                         -----------    -----------

Net decrease in cash and cash equivalents ............        (3,454)        (5,581)

Cash and cash equivalents at beginning of period .....        44,899         29,718
                                                         -----------    -----------

Cash and cash equivalents at end of period ...........   $    41,445    $    24,137
                                                         ===========    ===========

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest .............................................   $    98,390    $    90,113
                                                         ===========    ===========

Income taxes .........................................   $     7,938    $     6,187
                                                         ===========    ===========

   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements includes Avis Rent A Car, Inc. and it's subsidiaries (the "Company"). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. Operating results for interim periods are not indicative of the results that can be expected for a full year. These interim condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation.

Note 2 - Earnings Per Share

Basic earnings per share is computed by dividing net income for the three month periods ended June 30, 1998 and 1997 by 35,925,000 and 30,925,000 weighted average shares outstanding, respectively, and for the six month periods ended June 30, 1998 and 1997 by 33,687,431 and 30,925,000 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing net income for the three month periods ended June 30, 1998 and 1997 by 36,730,233 and 30,925,000 weighted average shares outstanding, respectively and for the six month periods ended June 30, 1998 and 1997 by 34,680,670 and 30,925,000 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share, include the effects of the assumed exercise of dilutive stock options.

Note 3 - Acquisitions

On August 20, 1997, the Company purchased The First Gray Line Corporation. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of The First Gray Line Corporation, the repayment of debt with the net proceeds (after the purchase of The First Gray Line Corporation) from the initial public offering (the "IPO") on September 24, 1997 and related adjustments had taken place on January 1, 1997. These unaudited pro forma results are not necessarily an indication of the actual results of operations that would have occurred had the acquisition of The First Gray Line Corporation and the IPO actually occurred on January 1, 1997 (In thousands, except share data).

                                                    Pro forma          Pro forma
                                               Three months ended   Six months ended
                                                   June 30, 1997     June 30, 1997
                                               ------------------   ----------------
Revenue .....................................       $ 539,102          $1,045,519
                                                    =========          ==========

Income before provision for income taxes ....       $  27,370          $   37,712
                                                    =========          ==========

Net income ..................................       $  15,034          $   20,715
                                                    =========          ==========

Earnings per share:

Basic .......................................       $     .49          $      .67
                                                    =========          ==========

Diluted .....................................       $     .49          $      .67
                                                    =========          ==========

On May 1, 1998, the Company acquired the assets of the car rental business of Hayes Leasing Company, Inc., (the "Hayes transaction") including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas for approximately $86 million in cash plus the refinancing of fleet-related indebtedness which totaled approximately $136 million for a total purchase price of approximately $222 million. In addition, on April 3, 1998 and May 12, 1998, the Company purchased the assets of the car rental businesses of Amelco Leasing and of Hazqu Car Inc. and The Champ Car, Inc. respectively, including the Avis System franchises for approximately $10 million in cash. Collectively, the Hayes Leasing Company, Inc., Amelco Leasing, Hazqu Car Inc., and The Champ Car, Inc., acquisitions are referred to as the "Acquisitions". If the

Acquisitions had occurred on January 1, 1998 or January 1, 1997, they would not have had a material impact on the Company's results of operations. The excess purchase price over the net assets acquired for the Acquisitions was approximately $83 million.

The preliminary purchase cost allocations for the Acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth in the accompanying statement of financial position at June 30, 1998. However, the changes are not expected to have a material effect on the financial position of the Company. The Acquisitions have been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition.

Note 4 - Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

                                           Three months ended       Six months ended
                                                 June 30,                June 30,
                                          --------------------    --------------------
                                            1998        1997        1998        1997
                                          --------    --------    --------    --------
Net income ............................   $ 22,350    $  8,901    $ 29,758    $ 13,106
Foreign currency translation adjustment     (6,413)     (1,913)     (5,777)     (2,560)
                                          --------    --------    --------    --------
Comprehensive income ..................   $ 15,937    $  6,988    $ 23,981    $ 10,546
                                          ========    ========    ========    ========

Note 5 - Stock Options

On May 21, 1998 at the Annual Meeting of Stockholders, the shareholders approved an amendment to the Company's 1997 Stock Option Plan (the "Plan") increasing the maximum number of shares authorized for issuance under the Plan to 6,000,000. On June 4, 1998, 843,000 options were granted at fair market value of the Company's common stock on that date. At June 30, 1998, approximately 4,568,000 options are outstanding under the Plan.

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

On October 17, 1996, Cendant Corporation, Inc. ("Cendant"), formerly HFS Incorporated, acquired the Company and its subsidiaries (the "Acquisition"). The Acquisition was accounted for as a purchase. After the common stock issuance on March 23, 1998 mentioned below, Cendant owned 7,500,000 shares (approximately 21%) of the Company's common stock at June 30, 1998.

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

Management believes that a more meaningful comparison of the results of operations for the three and six month periods ended June 30, 1998 and 1997 is obtained by presenting the results for the three and six months ended June 30, 1997 on a pro forma basis to give effect to the following transactions as if they had occurred on January 1, 1997: the acquisition of The First Gray Line Corporation; and the repayment of debt with the net proceeds (after the purchase of The First Gray Line Corporation) from the IPO and related adjustments.

On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering and received proceeds of approximately $162 million. The Company utilized the proceeds of the common stock issuance to finance the Hayes transaction and for working capital and general corporate purposes, including the repayment of certain indebtedness.

Three Months Ended June 30, 1998 Compared to Pro Forma Three Months Ended June 30, 1997

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):

                                               Actual                    Pro forma
                                          Three Months Ended        Three Months Ended
                                             June 30, 1998             June 30, 1997
                                        ----------------------    ----------------------
                                                    Percentage                Percentage
                                                    of Revenue                of Revenue
                                        --------    ----------    --------    ----------
Revenue ............................    $575,280      100.0%      $539,102      100.0%
                                        --------      -----       --------      -----
Costs and expenses:
  Direct operating .................     229,612       39.9        222,053       41.2
  Vehicle depreciation and
    lease charges, net .............     144,032       25.0        132,854       24.6
  Selling, general and
    administrative .................     109,607       19.1        107,207       19.9
  Interest, net ....................      49,150        8.6         46,937        8.7
  Amortization of cost in
    acquired .......................       2,969        0.5          2,681        0.5
                                        --------      -----       --------      -----
                                         535,370       93.1        511,732       94.9
                                        --------      -----       --------      -----
Income before provision for
   income taxes ....................      39,910        6.9         27,370        5.1
Provision for income taxes .........      17,560        3.0         12,336        2.3
                                        ========      =====       ========      =====
Net income .........................    $ 22,350        3.9%      $ 15,034        2.8%
                                        ========      =====       ========      =====

Revenue

Revenue increased 6.7%, from $539.1 million to $575.3 million, compared to the same period in 1997. The revenue increase reflected a 6.6% increase in the number of rental transactions and a 0.1% increase in revenue per rental transaction. The revenue increase resulted from greater overall market demand.

Costs and Expenses

Total costs and expenses increased 4.6%, from $511.7 million to $535.4 million, compared to the same period in 1997. Direct operating expenses increased 3.4%, from $222.1 million to $229.6 million, compared to the same period in 1997. As a percentage of revenue, direct operating expenses declined to 39.9%, from 41.2 % for the corresponding period in 1997. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.4% of revenue), lower airport commissions (1.4% of revenue), and lower computer services costs (0.5% of revenue). These were partially offset by higher vehicle damage costs (0.5% of revenue) and higher compensation costs (0.6% of revenue).

Vehicle depreciation and lease charges increased 8.4%, from $132.9 million to $144.0 million, compared to the same period in 1997. As a percentage of revenue, vehicle depreciation and lease charges were 25.0% of revenue, as compared to 24.6% of revenue for the corresponding period in 1997. The change reflected a 4.4% increase in the average rental fleet combined with a higher monthly cost per vehicle. In addition, the net proceeds received in excess of book value from the disposition of used vehicles was $1.7 million lower (0.3% of revenue) in the 1998 second quarter compared to the same period in 1997. This was primarily due to favorable market conditions for the sale of certain model vehicles during 1997.

Selling, general and administrative expenses increased 2.2%, from $107.2 million to $109.6 million, compared to the same period in 1997. The increase was due to higher reservation costs and higher royalty fees.

Interest expense increased 4.7%, from $46.9 million to $49.2 million, compared to the same period in 1997, due to higher borrowings required to finance the growth of the rental fleet.

The provision for income taxes for the three months ended June 30, 1998 increased 42.3%, from $12.3 million to $17.6 million, compared to the same period in 1997. The effective income tax rate was 44.0%, down from 45.1% for the corresponding period in 1997. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 48.7%, from $15.0 million to $22.4 million, compared to the same period in 1997. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Six Months Ended June 30, 1998 Compared to Pro Forma Six Months Ended June 30, 1997

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):

                                               Actual                    Pro forma
                                           Six Months Ended          Six Months Ended
                                             June 30, 1998             June 30, 1997
                                       -----------------------    ----------------------
                                                    Percentage                Percentage
                                                    of Revenue                of Revenue
                                       ----------   ----------    ----------  ----------
Revenue ............................   $1,086,670     100.0%      $1,045,519     100.0%
                                       ----------     -----       ----------     -----
Costs and expenses:
  Direct operating .................      439,427      40.4          442,552      42.3
  Vehicle depreciation and
    lease charges, net .............      277,394      25.6          260,894      25.0
  Selling, general and
    administrative .................      214,371      19.7          207,695      19.9
  Interest, net ....................       96,818       8.9           91,921       8.8
  Amortization of cost in
    excess of net assets acquired ..        5,521       0.5            4,745       0.4
                                       ----------     -----       ----------     -----
                                        1,033,531      95.1        1,007,807      96.4
                                       ----------     -----       ----------     -----
Income before provision for
   income taxes ....................       53,139       4.9           37,712       3.6
Provision for income taxes .........       23,381       2.2           16,997       1.6
                                       ==========     =====       ==========     =====
Net income .........................   $   29,758       2.7%      $   20,715       2.0%
                                       ==========     =====       ==========     =====

Revenue

Revenue increased 3.9%, from $1,045.5 million to $1,086.7 million, compared to the same period in 1997. The revenue increase reflected a 3.8% increase in the number of rental transactions and a 0.1% increase in revenue per rental transaction. The revenue increase resulted from greater overall market demand.

Costs and Expenses

Total costs and expenses increased 2.6%, from $1,007.8 million to $1,033.5 million, compared to the same period in 1997. Direct operating expenses decreased 0.7%, from $442.6 million to $439.4 million, compared to the same period in 1997. As a percentage of revenue, direct operating expenses declined to 40.4%, from 42.3% for the corresponding period in 1997. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.5% of revenue), lower airport commissions (1.3% of revenue), and lower computer services costs (0.4% of revenue); and were partially offset by higher compensation costs (0.5% of revenue).

Vehicle depreciation and lease charges increased 6.3%, from $260.9 million to $277.4 million, compared to the same period in 1997. As a percentage of revenue, vehicle depreciation and lease charges were 25.6% of revenue, as compared to 25.0% of revenue for the corresponding period in 1997. The change reflected a 2.3% increase in the average rental fleet combined with a higher monthly cost per vehicle. In addition, the net proceeds received in excess of book value from the disposition of used vehicles was $4.9 million lower (0.5% of revenue) in the first six months of 1998 compared to the same period in 1997. This was primarily due to favorable market conditions for the sale of certain model vehicles during 1997.

Selling, general and administrative expenses increased 3.2%, from $207.7 million to $214.4 million, compared to the same period in 1997. The increase was due to higher reservation costs and higher general and administrative expenses.

Interest expense increased 5.3%, from $91.9 million to $96.8 million, compared to the same period in 1997, due to higher borrowings required to finance the growth of the rental fleet.

The provision for income taxes for the six months ended June 30, 1998 increased to $23.4 million, from $17.0 million for the same period in 1997. The effective income tax rate was 44.0%, down from 45.1% for the corresponding period in 1997. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 43.7%, from $20.7 million to $29.8 million, compared to the same period in 1997. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds is for the acquisition of new vehicles. For the three and six months ended June 30, 1998, the Company's expenditures for new vehicles were approximately $1.35 billion and $2.1 billion, respectively, and proceeds from the disposition of used vehicles were approximately $700 million and $1.4 billion, respectively. In 1998 the Company expects its expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1997. The financing requirements for vehicles typically reaches an annual peak in the third calendar quarter, as fleet levels build up in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of fleet and rental demand. The Company has established methods for disposition of its used vehicles.

The Company also makes capital investments for property improvements and non-revenue earning equipment. Capital investments for property improvements and non-revenue earning equipment were $12.1 million and $21.1 million for the three months and six months ended June 30, 1998, respectively, compared to $4.7 million and $9.5 million for the same periods in 1997. The Company's customer receivables also provide liquidity with approximately 11 days of daily sales outstanding.

The Company's fleet financing program provides for borrowings up to $ 3.75 billion, comprised of $2.25 billion of asset-backed medium term notes (the "Medium Term Notes") and the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Commercial Paper Notes"). The Medium Term Notes and the Commercial Paper Notes are backed by, among other things, a first priority security interest in the vehicles.

Avis Rent A Car System, Inc. ("ARACS"), a wholly-owned subsidiary of the Company, is party to a $350 million secured credit agreement that provides for
(i) a revolving credit facility which is available until December 31, 2001 to finance the general corporate needs of ARACS and (ii) a standby letter of credit facility available on a revolving basis until April 20, 1999 to fund (a) any shortfall in certain payments owing AESOP Leasing, a subsidiary of ARACS, pursuant to fleet agreements and (b) maturing Commercial Paper Notes if such Commercial Paper Notes cannot be repaid through the issuance of additional Commercial Paper Notes or draws under the liquidity facility supporting the Commercial Paper Notes. At June 30, 1998, the Company had approximately $1.05 billion of additional credit available.

The Company expects that cash flows from operations and funds from available credit facilities will be sufficient to enable the Company to meet its anticipated operating cash requirements for the next twelve months. On a long-term basis, the Company expects to fund maturities of the Medium Term Notes by the issuance of similar medium term notes on terms to be determined based on market conditions at the time the Medium Term Notes mature.

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. At June 30, 1998, the total debt for the Company's international operations was $145.3 million, all of which was due in less than 12 months. At June 30, 1998, the impact on the Company's liquidity and financial condition due to exchange rate fluctuations of its foreign operations is not material.

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

Recent Accounting Standards

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 132 - "Employer's Disclosures about Pensions and Other Post Retirement Benefits," ("SFAS 132") and SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which is effective for the Company's consolidated financial statements for the year ending December 31, 1998 and for the year ending December 31, 2000, respectively. SFAS 132 revises employers' disclosures about pension and other post retirement benefit plans and does not change the measurement or recognition of pension or other post retirement benefit plans. This Statement standardizes the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value.

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

The adoption of SFAS 132, SFAS 133 and the SOP will not have a material effect on the Company's consolidated financial statements.

Year 2000

The Company has evaluated the effect on its information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000. An assessment indicates that ensuring the Company is Year 2000 compliant will involve a mix of purchasing new systems, modifying existing systems and confirming vendor compliance. The Company currently anticipates that incremental capital expenditures associated with the Year 2000 will not have a material impact on the Company's operations. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely and would not have an adverse effect on the Company's systems.

The Company is utilizing both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company currently believes that its information systems will be Year 2000 compliant by the end of the first quarter in 1999.

Forward Looking Information

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions, and other risks which were detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 1997. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.

                           PART II - OTHER INFORMATION

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The 1998 annual meeting of shareholders was held on May 21, 1998.

(b) The meeting involved election of directors (See (c) below for voting results).

(c) Three proposals were voted upon and approved. The results of the voting are as follows:

      1. With respect to Proposal No. 1 for the election of nominees to the Board of Directors of the Company, the following persons received the number of votes set opposite their respective names:

            Directors                    Number of Votes          Votes Withheld
            ---------                    ---------------          --------------

            R. Craig Hoenshell              32,872,743                21,622
            F. Robert Salerno               32,872,743                21,622
            Stephen P. Holmes               32,872,743                21,622
            Michael P. Monaco               32,872,743                21,622
            W. Alun Cathcart                32,872,643                21,722
            Leonard S. Coleman              32,872,643                21,722
            Martin L. Edelman               32,872,643                21,722
            Deborah L. Harmon               32,872,643                21,722
            Michael P. Kennedy              32,872,643                21,722
            Michael L. Tarnopol             32,872,643                21,722

      2. With respect to Proposal No. 2 to approve and adopt an amendment to the Corporation's 1997 Stock Option Plan increasing the maximum number of shares authorized for issuance under the Plan to 6,000,000:

               FOR                            AGAINST               ABSTAINED
               ---                            -------               ---------
            29,798,275                       3,082,444                13,646

      3. With respect to Proposal No. 3 for the appointment of Deloitte & Touche LLP as independent auditors:

               FOR                            AGAINST               ABSTAINED
               ---                            -------               ---------
            32,867,341                         15,273                 11,751

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

                                         Avis Rent A Car, Inc.
                                         ---------------------
                                             (Registrant)



Dated: August 11, 1998                   By: /s/ Kevin M. Sheehan
                                             -----------------------------------
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)


Dated: August 11, 1998                   By: /s/ Timothy M. Shanley
                                             -----------------------------------
                                             Vice President and Controller
                                             (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                   filed with

                                   Form 10 - Q

                              for the quarter ended

                                  June 30, 1998

                                      under

                       THE SECURITIES EXCHANGE ACT OF 1934

                              AVIS RENT A CAR, INC.

                         Commission file number 1-13315


                                  EXHIBIT INDEX

Exhibit
   No.                    Description                              Page No.
-------                   -----------                              --------

   27           Financial Data Schedule for                           15
                the Six months ended June 30, 1998