Form 10-Q
period 1998-09-30
AVIS RENT A CAR INC
filed 1998-11-09
CIK 1040445

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the quarterly period ended September 30, 1998

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 9, 1998: Common Stock, $.01 par value - Class A 33,541,000 shares.

                              AVIS RENT A CAR, INC.

                                      INDEX


                          PART I. Financial Information




ITEM 1.        FINANCIAL STATEMENTS

                                                                            Page

               Condensed Consolidated Statements of
                  Operations for the Three and Nine months ended
                  September 30, 1998 and 1997..................................1

               Condensed Consolidated Statements of Financial
                  Position as of September 30 1998
                  and December 31, 1997........................................2

               Condensed Consolidated Statements of Cash
                  Flows for the Nine months ended
                  September 30, 1998 and 1997..................................3

               Notes to the Condensed Consolidated
                  Financial Statements ........................................4


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS......................................................6

                                 AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                      (Unaudited)




                                                       Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                        1998             1997              1998          1997
                                                     ---------       --------           ----------    ----------
Revenue.........................................     $652,385        $580,049           $1,739,055    $1,525,696
                                                     ---------       --------           ----------    ----------

Direct operating................................       266,863        242,997              706,290       641,545
Vehicle depreciation and lease charges, net.....       166,788        148,068              444,182       382,199
Selling, general and administrative.............       109,811        110,256              324,182       313,639
Interest, net...................................        53,051         52,100              149,869       134,755
Amortization of cost in excess of
   net assets acquired .........................         3,166          1,675                8,687         4,245
                                                     ---------       --------           ----------    ----------
                                                       599,679        555,096            1,633,210     1,476,383
                                                     ----------      --------           ----------    ----------

Income before provision for income taxes .......        52,706         24,953              105,845        49,313
Provision for income taxes......................        22,568         11,085               45,949        22,339
                                                     ---------       --------           ----------    ----------
Net income .....................................     $  30,138       $13,868            $   59,896    $   26,974
                                                     =========       ========           ==========    ==========

Earnings per share:

Basic      .....................................     $    0.85       $   0.45           $     1.74    $     0.87
                                                     =========       ========           ===========   ==========

Diluted ........................................     $    0.83       $   0.45           $     1.70    $     0.87
                                                     =========       ========           ===========   =========

   See  accompanying  notes to the condensed consolidated financial statements.
                                      -1-

                              AVIS RENT A CAR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                                             September 30,        December 31,
                                                                 1998               1997
                                                            --------------      --------------
                                                              (Unaudited)
 ASSETS

Cash and cash equivalents................................   $       64,381      $      44,899
Accounts receivable, net.................................          471,689            359,463
Prepaid expenses.........................................           45,372             47,360
Vehicles, net ...........................................        3,256,496          3,018,856
Property and equipment, net..............................          140,560            122,860
Deferred income tax assets...............................          111,509            142,025
Cost in excess of net assets acquired, net...............          479,012            396,040
Other assets ............................................          173,553            147,453
                                                            --------------      --------------

  Total assets...........................................   $    4,742,572      $   4,278,956
                                                            ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts  payable........................................   $      204,583      $     329,706
Accrued liabilities .....................................          345,039            328,411
Due to affiliates, net...................................           15,196             44,512
Current income tax liabilities...........................            7,417              9,749
Deferred income tax liabilities .........................           34,179             34,106
Public liability, property damage and
   other insurance liabilities ..........................          267,909            256,029
Debt ....................................................        3,232,466           2,826,422
                                                            --------------      --------------

   Total liabilities ...................................         4,106,789           3,828,935
                                                            --------------      --------------

Commitments and contingencies

Stockholders' equity:
   Common stock .........................................              359                 309
   Additional paid-in capital ...........................          591,651             430,507
   Retained earnings.....................................           88,190              28,294
   Foreign currency translation adjustment ..............          (15,730)             (9,089)
   Treasury stock........................................          (28,687)
                                                            --------------      --------------
       Total stockholders' equity........................          635,783             450,021
                                                            --------------      --------------

       Total liabilities and stockholders' equity .......   $    4,742,572      $    4,278,956
                                                            ==============      ==============

      See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Nine months ended
                                                                       September 30,
                                                                  1998              1997
                                                             -------------      ------------
Cash flows from operating activities:

    Net income .........................................     $      59,896      $     26,974
    Adjustments to reconcile net income to cash provided
        by operating activities  .......................           390,089           327,324
                                                             -------------       -----------

           Net cash provided by operating activities....           449,985           354,298
                                                             -------------       -----------

Cash flows from investing activities:

   Vehicle additions ....................................       (2,904,178)       (3,169,229)
   Vehicle deletions ....................................        2,197,359         1,987,853
   Additions to property and equipment...................          (34,280)          (30,297)
   Retirements of property and equipment ................            4,494            18,070
   Payments for purchase of licensees ...................         (232,843)         (199,381)
                                                             -------------      ------------

       Net cash used in investing activities ............         (969,448)       (1,392,984)
                                                             -------------      ------------

Cash flows from financing activities:

    Changes in debt:
       Proceeds .........................................        1,253,383         3,195,292
       Repayments .......................................         (842,559)       (2,390,528)
                                                             -------------      ------------
       Net increase in debt .............................          410,824           804,764
    Payments for debt issuance costs  ...................           (3,949)          (28,202)
   Proceeds from public offering  .......................          161,194           359,316
   Purchases of treasury stock...........................          (28,687)
                                                             -------------      ------------

       Net cash provided by financing activities.........          539,382         1,135,878
                                                             -------------      ------------

Effect of exchange rate changes on cash .................             (437)             (568)
                                                             -------------      ------------

Net increase in cash and cash equivalents................           19,482            96,624

Cash and cash equivalents at beginning of period ........           44,899            29,718
                                                             -------------      ------------

Cash and cash equivalents at end of period ..............    $      64,381      $    126,342
                                                             =============      ============

Supplemental  disclosure  of cash flow  information  Cash
   paid during the period for:
Interest.................................................    $     154,414      $    129,802
                                                             =============      ============

Income taxes ............................................    $      10,261      $      7,946
                                                             =============      ============

      See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1-  Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include Avis Rent A Car, Inc. and its subsidiaries (the "Company"). These consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments only) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. Operating results for interim periods are not indicative of the results that can be expected for a full year. These consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation.

Note 2- Earnings Per Share
Basic earnings per share is computed by dividing net income for the three month periods ended September 30, 1998 and 1997 by 35,608,000 and 30,925,000 weighted average shares outstanding, respectively, and for the nine month periods ended September 30, 1998 and 1997 by 34,334,000 and 30,925,000 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing net income for the three month periods ended September 30, 1998 and 1997 by, 36,180,000 and 30,925,000 weighted average shares outstanding, respectively, and for the nine month periods ended September 30, 1998 and 1997 by 35,222,000 and 30,925,000 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of dilutive stock options.

Note 3 - Treasury Stock
During September 1998, the Company completed a program to repurchase 1,500,000 shares of common stock at a total cost of $28,687,000. The Board of Directors subsequently authorized the repurchase of 3,500,000 additional shares. At September 30, 1998, there are 34,425,000 issued and outstanding shares of common stock. In October 1998, the Company repurchased an additional 884,000 shares of common stock for $16,464,500.

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


                                                        Pro forma                           Pro forma
                                                    Three months ended                  Nine months ended
                                                    September 30, 1997                 September 30, 1997
                                                    -------------------                -------------------

Revenue...........................................  $     609,920                      $     1,655,439
                                                    ===================                ===================

Income before provision for income taxes..........  $      33,065                      $        70,777
                                                    ===================                ===================

Net income........................................  $      18,162                      $        38,877
                                                    ===================                ===================

Earnings per share:

Basic.............................................  $         .59                      $          1.26
                                                    ===================                ===================

Diluted...........................................  $         .59                      $          1.26
                                                    ===================                ===================


On May 1, 1998, the Company acquired the assets of the car rental business of Hayes Leasing Company, Inc. (the "Hayes transaction"), including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas for approximately $86 million in cash plus the refinancing of fleet-related indebtedness, which totaled approximately $136 million for a total purchase price of approximately $222 million. In addition, during the nine month period ended September 30, 1998, the Company purchased the assets, including the Avis System franchises, of the car rental businesses of Amelco Leasing , Hazqu Car Inc., The Champ Car, Inc. and Economy Leasing Corp., for approximately $10.3 million in cash. If these Acquisitions had occurred on January 1, 1998 or 1997, they would not have had a material impact on the Company's results of operations. The excess purchase price over the net assets acquired for the Acquisitions was approximately $89 million.

The preliminary purchase cost allocations for the Acquisitions are subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth in the accompanying statement of financial position at September 30, 1998. However, the changes are not expected to have a material effect on the financial position of the Company. The Acquisitions have been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition.

Note 5 - Comprehensive Income
Comprehensive income is comprised of the following (in thousands):


                                                                 Three months ended          Nine months ended
                                                                    September 30,               September 30,
                                                                    1998        1997         1998          1997
                                                                 --------     --------     ----------     --------
Net income..................................................     $30,138      $13,868      $59,896        $26,974
Foreign currency translation adjustment.....................        (864)      (2,664)      (6,641)        (5,224)
                                                                 --------     --------     ----------     --------
Comprehensive income........................................     $29,274      $11,204      $53,255        $21,750
                                                                 ========     ========     ==========     ========


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

On October 17, 1996, Cendant Corporation, ("Cendant"), formerly HFS Incorporated, acquired the Company and its subsidiaries (the "Acquisition"). The Acquisition was accounted for as a purchase. As of September 30, 1998, Cendant owned 7,500,000 shares (approximately 22%) of the Company's common stock.

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

Management believes that a more meaningful comparison of the results of operations for the three and nine month periods ended September 30, 1998 and 1997 is obtained by presenting the results for the three and nine months ended September 30, 1997 on a pro forma basis to give effect to the following transactions as if they had occurred on January 1, 1997: the acquisition of The First Gray Line Corporation and the repayment of debt with the net proceeds (after the purchase of The First Gray Line Corporation) from the IPO and related adjustments.

Three Months Ended September 30, 1998 Compared to Pro Forma Three Months Ended September 30, 1997

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):

                                                     Actual                           Pro forma
                                               Three Months Ended                 Three Months Ended
                                               September 30, 1998                 September 30, 1997
                                          ------------------------------   ----------------------------------
                                                           Percentage                          Percentage
                                                           of Revenue                          of Revenue
                                          --------------- --------------   ------------------ ---------------
Revenue...............................       $652,385         100.0%            $  609,920         100.0%
                                          --------------- --------------   ------------------ ---------------
Costs and expenses:
     Direct operatiang................        266,863          40.9                255,437          41.9
     Vehicle depreciation and
       lease charges, net.............        166,788          25.6                155,595          25.5
     Selling, general and                     109,811          16.8                112,269          18.4
       administrative.................
     Interest, net                             53,051           8.1                 51,171           8.4
     Amortization of cost in excess
       of net assets acquired.........          3,166           0.5                  2,383           0.4
                                          --------------- --------------   ------------------ --------------
                                              599,679          91.9                576,855          94.6
                                          --------------- --------------   ------------------ --------------
Income before provision for
   income taxes.......................         52,706           8.1                 33,065           5.4
Provision for income taxes............         22,568           3.5                 14,903           2.4
                                          =============== ==============   ================== ==============
Net income                                   $ 30,138           4.6%            $   18,162           3.0%
                                          =============== ==============   ================== ==============


Revenue

Revenue increased 7.0%, from $609.9 million to $652.4 million, compared to the same period in 1997. The increase in revenue is due primarily to the Hayes transaction (3.7%) and overall market demand (3.3%). The revenue increase reflected a 6.4% increase in the number of rental transactions and a 0.6% increase in revenue per rental transaction.

Costs and Expenses

Total costs and expenses increased 4.0%, from $576.9 million to $599.7 million, compared to the same period in 1997. Direct operating expenses increased 4.5%, from $255.4 million to $266.9 million, compared to the same period in 1997. As a percentage of revenue, direct operating expenses declined to 40.9%, from 41.9 % for the corresponding period in 1997. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.3% of revenue), lower airport commissions (1.5% of revenue), and lower computer services costs (0.4% of revenue). These were partially offset by higher vehicle damage costs (0.4% of revenue), higher compensation costs (0.5% of revenue) and higher facility costs (0.3% of revenue).

Vehicle depreciation and lease charges increased 7.2%, from $155.6 million to $166.8 million, compared to the same period in 1997. As a percentage of revenue, vehicle depreciation and lease charges were 25.6% of revenue, as compared to 25.5% of revenue for the corresponding period in 1997. The change reflected a 4.7% increase in the average rental fleet combined with a higher monthly cost per vehicle. Selling, general and administrative expenses decreased 2.2%, from $112.3 million to $109.8 million, compared to the same period in 1997. The decrease was due to lower marketing costs and lower frequent traveler costs.

Interest expense increased 3.7%, from $51.2 million to $53.1 million, compared to the same period in 1997, due to higher borrowings required to finance the growth of the rental fleet.

The provision for income taxes for the three months ended September 30, 1998 increased to $22.6 million, from $14.9 million for the same period in 1997. The effective income tax rate was 42.8%, down from 45.1% for the corresponding period in 1997. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 65.9%, from $18.2 million to $30.1 million, compared to the same period in 1997. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Nine Months Ended September 30, 1998 Compared to Pro Forma Nine Months Ended September 30, 1997

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):

                                                     Actual                          Pro forma
                                                Nine Months Ended                Nine Months Ended
                                               September 30, 1998                September 30, 1997
                                          ------------------------------   ------------------------------
                                                           Percentage                         Percentage
                                                           of Revenue                         of Revenue
                                          --------------- --------------   ------------------ -----------
Revenue..................................   $1,739,055         100.0%           $ 1,655,439        100.0%
                                          --------------- --------------   ------------------ -----------
Costs and expenses:
     Direct operating....................      706,290         40.6                 697,989         42.2
     Vehicle depreciation and
       lease charges, net................      444,182         25.6                 416,489         25.2
     Selling, general and
       administrative....................      324,182         18.6                 319,964         19.3
     Interest, net.......................      149,869          8.6                 143,092          8.6
     Amortization of cost in
        excess of net assets acquired            8,687          0.5                   7,128          0.4
                                          --------------- --------------   ------------------ -----------
                                             1,633,210         93.9               1,584,662         95.7
                                          --------------- --------------   ------------------ -----------
Income before provision for
   income taxes..........................      105,845          6.1                  70,777          4.3
Provision for income taxes...............       45,949          2.7                  31,900          1.9
                                          =============== ==============   ================== ===========
Net income...............................   $   59,896          3.4%            $    38,877          2.4%
                                          =============== ==============   ================== ===========

                                      -7-

Revenue

Revenue increased 5.1%, from $1,655.4 million to $1,739.1 million, compared to the same period in 1997. The increase in revenue is due primarily to the Hayes transaction (2.2%) and overall market demand (2.9%). The revenue increase reflected a 4.7% increase in the number of rental transactions and a 0.4% increase in revenue per rental transaction.

Costs and Expenses

Total costs and expenses increased 3.1%, from $1,584.7 million to $1,633.2 million, compared to the same period in 1997. Direct operating expenses increased 1.2%, from $698.0 million to $706.3 million, compared to the same period in 1997. As a percentage of revenue, direct operating expenses declined to 40.6%, from 42.2% for the corresponding period in 1997. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.5% of revenue), lower airport commissions (1.4% of revenue), and lower computer services costs (0.3% of revenue). These efficiencies were partially offset by higher vehicle damage costs (0.3% of revenue) and higher compensation costs (0.4% of revenue).

Vehicle depreciation and lease charges increased 6.6%, from $416.5 million to $444.2 million, compared to the same period in 1997. As a percentage of revenue, vehicle depreciation and lease charges were 25.6% of revenue, as compared to 25.2% of revenue for the corresponding period in 1997. The change reflected a 3.1% increase in the average rental fleet combined with a higher monthly cost per vehicle. In addition, the net proceeds received in excess of book value from the disposition of used vehicles was $4.0 million lower (0.3% of revenue) in the first nine months of 1998 compared to the same period in 1997. This was primarily due to favorable market conditions for the sale of certain model vehicles during 1997.

Selling, general and administrative expenses increased 1.3%, from $320.0 million to $324.2 million, compared to the same period in 1997. The increase was due to higher reservation costs and higher general and administrative expenses, partially offset by lower marketing costs and lower frequent flyer traveler costs.

Interest expense increased 4.7%, from $143.1 million to $149.9 million, compared to the same period in 1997, due to higher borrowings required to finance the growth of the rental fleet.

The provision for income taxes for the nine months ended September 30, 1998 increased to $45.9 million, from $31.9 million for the same period in 1997. The effective income tax rate was 43.4%, down from 45.1% for the corresponding period in 1997. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 54.1%, from $38.9 million to $59.9 million, compared to the same period in 1997. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate. Liquidity and Capital Resources

The Company's operations are funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds is for the acquisition of new vehicles. For the three and nine month periods ended September 30, 1998, the Company's expenditures for new vehicles were approximately $1.0 billion and $2.9 billion, respectively, and proceeds from the disposition of used vehicles were approximately $800 million and $2.2 billion, respectively. In 1998, the Company expects its expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1997. The financing requirements for vehicles typically reaches an annual peak in the third calendar quarter, as fleet levels build up in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of fleet and rental demand. The Company has established methods for disposition of its used vehicles. The Company's customer receivables also provide liquidity with approximately 11 days of daily sales outstanding.

The Company made capital investments for property improvements totaling $13.2 million and $34.3 million for the three months and nine months ended September 30, 1998, respectively, compared to $20.8 million and $30.3 million for the same periods in 1997.

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

Avis Rent A Car System, Inc. ("ARACS"), a wholly-owned subsidiary of the Company, is party to a $350 million secured credit agreement that provides for
(i) a revolving credit facility which is available until December 31, 2001 to finance the general corporate needs of ARACS and (ii) a standby letter of credit facility available on a revolving basis until April 20, 1999 to fund (a) any shortfall in certain payments owing AESOP Leasing, a subsidiary of ARACS, pursuant to fleet agreements and (b) maturing Commercial Paper Notes, if such Commercial Paper Notes cannot be repaid through the issuance of additional
Commercial Paper Notes, or draws under the liquidity facility supporting the Commercial Paper Notes. At September 30, 1998, the Company had approximately $975 million of additional credit available.

The Company expects that cash flows from operations and funds from available credit facilities will be sufficient to enable the Company to meet its anticipated operating cash requirements for the next twelve months. Based on current market conditions and the Company's current banking relationships, the Company expects to fund maturities of the Medium Term Notes by the issuance of either new medium term notes or commercial paper depending on market conditions at the time the Medium Term Notes mature. However, the Company can give no assurance that will occur.

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. At September 30, 1998, the total debt for the Company's international operations was $150.5 million, of which $143.6 million is due in less than 12 months. At September 30, 1998, the impact on the Company's liquidity and financial condition due to exchange rate fluctuations of its foreign operations is not material.

On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering and received proceeds of approximately $162 million, which were used to finance the Hayes transaction and for working capital and general corporate purposes, including the repayment of certain indebtedness.

In September 1998, the Company completed a program to repurchase 1,500,000 shares of common stock at a total cost of $28,687,000. In addition, the Board of Directors subsequently authorized the repurchase of an additional 3,500,000 shares. In October 1998, the Company repurchased 884,000 shares of common stock for $16,464,500.

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

Recent Accounting Standards

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 132 - "Employer's Disclosures about Pensions and Other Post Retirement Benefits," ("SFAS 132") and SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which are effective for the Company's consolidated financial statements for the years ending
December 31, 1998 and December 31, 2000, respectively. SFAS 132 revises employers' disclosures about pension and other post retirement benefit plans and does not change the measurement or recognition of pension or other post retirement benefit plans. This Statement standardizes the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value.

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

Year 2000 Readiness Disclosure

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. Consequently, these software and computer systems need to be either reprogrammed, upgraded or replaced in order to properly function when Year 2000 arrives.

The Company's state of readiness, risks assessment, contingency plans and estimated costs to meet Year 2000 requirements are as follows:

(i) State of Readiness
     The Company has implemented a comprehensive plan to address the Year 2000 requirements in its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide car reservation and rental services. The Company's plan includes
     (i) the identification of all mission critical systems and the complete inventory of the hardware and software affected by the Year 2000; (ii) assessment of its systems including prioritization; (iii) modification, upgrading and replacement of the affected systems; and (iv) testing of the systems. The Company is using both internal and external sources to implement its plan. The Company has generally completed the inventory and assessment of its consolidated mission critical systems and is at various stages of modification and testing of these systems.

     Much of the Company's technology, including technology associated with its mission critical systems, is purchased from third parties. The Company is dependent on those third parties to assess the impact of Year 2000 on the technology they have supplied and to take any necessary corrective action. The Company is monitoring the progress of these third parties and conducting tests to determine whether they have accurately assessed the problem and taken corrective action. The Company currently believes its information systems will be Year 2000 compliant in the second quarter of 1999.

(ii) Contingency Plans
     Based upon the progress of its comprehensive plan, the Company expects that it will not experience a disruption of its operations as a result of the change to the new millennium. However, there can be no assurance that the third parties who have supplied technology used in the Company's mission critical systems will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain key technology used in its mission critical systems, which are intended to enable the Company to continue to operate. The contingency plans include performing certain processes manually; repairing systems and changing suppliers if necessary, although there can be no assurance that these contingency plans will successfully avoid service disruption in the reservation and rental of vehicles. The Company believes, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program; and (2) the status of third party Year 2000 readiness.

(iii) Year 2000 Costs
     Costs of software and hardware remediation were approximately $3.2 million in 1997, $5.2 million for the nine months ended September 30, 1998 and are estimated to be approximately $4.7 million for the fourth quarter of 1998, $6.2 million in 1999 and $400 thousand in 2000. These estimates include the costs of certain equipment and software for which planned replacement was accelerated due to Year 2000 requirements. In addition, the Company has redeployed internal resources to address the Year 2000. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from these estimates.

(iv) Possible Consequences of Year 2000 Problems
     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could effect reservation and rental operations and could have a material adverse effect on the Company's business or consolidated financial statements.

Forward Looking Information

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions, the ability of the Company and its vendors to complete the necessary actions to achieve a Year 2000 conversion for its computer systems and applications, and other risks which were detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 1997. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Avis Rent A Car, Inc.
                                                  ----------------------------
                                                  (Registrant)





Dated:   November 9, 1998                         By:  /s/ Kevin M. Sheehan
                                                  ----------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)




Dated:   November 9, 1998                         By:  /s/ Timothy M. Shanley
                                                  ----------------------------
                                                  Vice President and Controller
                                                  (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                   filed with

                                   Form 10 - Q

                              for the quarter ended

                               September 30, 1998

                                      under

                       THE SECURITIES EXCHANGE ACT OF 1934

                              AVIS RENT A CAR, INC.

                         Commission file number 1-13315


                                  EXHIBIT INDEX


Exhibit
No.                               Description                           Page No.


27                  Financial Data Schedule for                            13
                    the Nine months ended September 30, 1998