Form 10-K
period 1998-12-31
AVIS RENT A CAR INC
filed 1999-03-29
CIK 1040445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to

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

       Registrant's telephone number, including area code: (516) 222-3000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------
          Common Stock, par                    New York Stock Exchange
          value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 22, 1999, the registrant had 31,327,725 shares of Common Stock outstanding and, at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $816,478,833

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Items 5-8 of Part II and certain portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 1999 are incorporated by reference in Items 10-13 of Part III of this Annual Report on Form 10-K.

                                      INDEX
                                  TO FORM 10-K

                                                                     Page Number
                                                                     -----------

                                     Part I
Item 1.    Business........................................................  2
Item 2.    Properties...................................................... 12
Item 3.    Legal Matters................................................... 13
Item 4.    Submission of Matters to a Vote of Security Holders............. 13
                                     Part II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters........................................... 13
Item 6.    Selected Financial Data......................................... 13
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results Of Operations........................... 14
Item 7a.   Quantitative and Qualitative Disclosure about
             Market Risk................................................... 14
Item 8.    Financial Statements and Supplementary Data..................... 14
Item 9.    Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure.......................................... 14
                                    Part III
Item 10.   Directors and Executive Officers of the Registrant.............. 14
Item 11.   Executive Compensation.......................................... 14
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management.................................................... 14
Item 13.   Certain Relationships and Related Transactions.................. 14
                                     Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K................................................... 15

                                     PART I

Item 1.

BUSINESS

      Unless the context otherwise requires, each reference in this Annual Report to (i) the "Company" refers to Avis Rent A Car, Inc. and its operating subsidiaries and predecessors, (ii) "ARACS" refers to Avis Rent A Car System, Inc., a wholly-owned subsidiary of the Company, (iii) "Cendant" refers to Cendant Corporation and its subsidiaries, and (iv) the "Franchisor" refers to Cendant Car Rental, Inc., a wholly-owned subsidiary of Cendant. Statistical information contained herein with respect to the domestic car rental industry has been derived from publicly available sources, including trade publications, which the Company has not independently verified but believes to be reliable.

      Cendant owns all of the outstanding equity of the Franchisor which, in turn, owns the Avis worldwide vehicle rental system (the "Avis System"). In 1997, the Franchisor entered into a 50 year franchise agreement with the Company granting the Company the right to operate as a franchisee under the Avis System (the "Master License Agreement"). Cendant, who is the owner of the data processing and information system (the "Wizard System") used in connection with the Company's vehicle rental business and which forms a part of the Avis System, also entered into a 50 year computer services agreement with the Company with respect to the use of the Wizard System.

      The Company is a holding company which, through its operating subsidiary, ARACS, operates the second largest general use car rental business in the world, based on total revenue and volume of rental transactions. The Company rents vehicles to business and leisure travelers through approximately 660 rental locations in both airport and non-airport (downtown and suburban) markets in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. On May 1, 1998, ARACS acquired the assets of the car rental business of Hayes Leasing Company Inc., ("Hayes"), the then largest (exclusive of the Company) Avis System franchisee in North America. During 1998, including Hayes from May 1, 1998, the Company completed over 15 million rental transactions with a fleet that averaged approximately 206,000 vehicles and generated total revenue of approximately $2.3 billion, of which approximately 90% was derived from its operations in the United States. On March 19, 1999, ARACS purchased Rent-A-Car Company, Incorporated ("Car Co."), the third largest (exclusive of the Company) Avis System franchisee in North America. See Note 21 to the Audited Consolidated Financial Statements.

      The Avis brand name is owned by the Franchisor and is licensed for use by its franchisees, including the Company, which is the largest Avis System franchisee in the world. As an Avis System franchisee, the Company has entered into certain arrangements with the Franchisor and its affiliates that require the Company to make payments to the Franchisor and its affiliates, including monthly payments under the Master License Agreement consisting of a monthly base royalty of 3.0% of the Company's gross revenue and a supplemental royalty of 1.0% of gross revenue payable quarterly in arrears (which will increase 0.1% per year commencing July 30, 1999 and in each of the following four years thereafter to a maximum of 1.5%). Until July 30, 2002, the supplemental royalty or a portion thereof may be deferred if the Company does not attain certain financial targets. The Avis System is comprised of approximately 4,200 rental locations, including locations at the largest airports and cities in the United States and approximately 160 other countries and territories, and a fleet of approximately 404,000 vehicles during the peak season, all of which are operated by franchisees. During 1998, the Company's 510 U.S. rental locations (including the former Hayes locations), produced approximately 90% of the Avis System's revenue in the United States, with the balance derived from 370 locations operated by 67 other Avis System franchisees, of which five accounted for approximately 4% of the Avis System's U.S. revenue. The Company is the sole franchisee of the Avis System in the international markets in which it operates. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe plc, which is not affiliated with the Company. Management believes that the strong recognition of the Avis brand name, the breadth of the Avis System and the sophistication of the Wizard System enable the Company and other Avis System franchisees to provide consistent quality, pricing and service to business and leisure customers worldwide.

      The Company has historically targeted its marketing efforts toward business travelers, who accounted for approximately 64% of the Company's domestic revenue in 1998. The Company believes that business travelers, many of whom rent the Company's vehicles pursuant to agreements between the Company and their employers, have represented an important factor in the growth and stability of its business. While the Company continues to focus on business travelers, it intends to leverage its strong airport presence by expanding its marketing efforts toward the leisure travel market in order to increase its fleet utilization during non-peak business periods and extend the average length of its rentals. During 1998, leisure travelers accounted for approximately 36% of the Company's domestic revenue.

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

      On October 17, 1996 the Franchisor (formerly Avis, Inc.) and its subsidiaries were purchased by Cendant (formerly HFS Incorporated) for approximately $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million of common stock (the "Acquisition"). The Company is the successor to the car rental operations previously owned by the Franchisor and its subsidiaries (collectively referred to as the "Predecessor Companies"). On September 24, 1997, the Company completed an initial public offering (the "IPO") of its Common Stock at a price of $17 per share and received proceeds of approximately $359 million. On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering (the "Offering") and received proceeds of approximately $162 million. In addition, in the same offering, Cendant reduced its ownership in the Company by selling 1,000,000 shares of the Company's common stock and retained the proceeds. Prior to the Offering, Cendant beneficially owned 8,500,000 shares of Common Stock. Following the Offering, Cendant beneficially owned 7,500,000 shares of Common Stock representing approximately 20.9% of the then outstanding shares of the Company. Pursuant to an approved stock repurchase program approved by the Board of Directors on September 1, 1998 and amended on September 23, 1998 authorizing the repurchase of up to 5,000,000 shares of the Company's Common Stock, the Company has purchased 4,685,800 shares through March 10, 1999, including 1,300,000 shares repurchased from Cendant on January 15, 1999. As a result of these re-purchases, Cendant's beneficial ownership of Common Stock was reduced to 6,200,000 shares or approximately 20%. Cendant is one of the world's foremost providers of consumer and business services. Cendant operates in four principal divisions: Travel Services, Real Estate Services, Alliance Marketing and Other Consumer and Business Services. In Travel Services, Cendant is the leading franchisor of hotels and rental car agencies worldwide; the largest provider of vacation exchange services; a leading fleet management company; the UK's largest private car park operator; and a leading motorist assistance group in the UK. In Real Estate Services, Cendant is the world's largest franchisor of residential real estate brokerage offices, a major provider of mortgage services to consumers and a global leader in corporate employee relocation. In Alliance Marketing, Cendant provides access to insurance, travel, shopping, auto, and other services, primarily through direct marketing to customers of its affinity partners. Cendant's Other Consumer and Business Services include the tax preparation services franchise, information technology services, car park and vehicle emergency support and rescue services in the United Kingdom, Cendant information services, financial products and other consumer related services.

      The Company is the successor to the car rental operations previously owned by the Predecessor Companies. Prior to the Acquisition, the principal shareholder of the Franchisor and the Predecessor Companies was an Employee Stock Ownership Plan and the minority shareholder was General Motors ("GM"). The Company was incorporated in Delaware on October 17, 1996 in connection with the Acquisition. ARACS was incorporated in Delaware on September 18, 1956. The principal executive offices of the Company are located at 900 Old Country Road, Garden City, New York 11530, and its telephone number at that location is (516) 222-3000.

The First Gray Line Merger

      On August 20, 1997, ARACS purchased all of the outstanding capital stock of The First Gray Line Corporation ("First Gray Line"), the then largest (exclusive of the Company) Avis System franchisee in North America with 70 locations in Southern California, Nevada and Arizona, including Los Angeles International Airport, McCarran International Airport (Las Vegas) and San Diego International Airport. On July 31, 1998, First Gray Line was merged into ARACS.

The Hayes Transaction

      On May 1, 1998, ARACS acquired the assets of the car rental business of Hayes, including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas, for approximately $86 million in cash, plus the refinancing of fleet related indebtedness which totaled approximately $136 million for a total purchase price of approximately $222 million (the "Hayes Transaction"). At that time, Hayes was the largest (exclusive of the Company) Avis System franchisee in North America, serving six locations in the state of Texas, including the Dallas/Fort Worth Airport ("DFW"), San Antonio Airport and Austin Municipal Airport.

Other Asset Acquisitions

      During 1998, ARACS purchased the assets of various former licensees for approximately $15 million as outlined in the following table:

           Date              Former Licensee            Location
           ----              ---------------            --------
         04/03/98           Amelco Leasing Ltd.         Halifax, Nova Scotia and the
                                                        Provinces of New Brunswick and
                                                        Prince Edward Island
         05/12/98           Hazqu Car Inc. and          Hamilton, Ontario
                            The Champ Car, Inc.
         08/31/98           Rent-All-Mart, Inc.         Lima, Ohio
         09/14/98           Economy Leasing Corp.       White Plains, New York
         10/30/98           One Bar, Inc.               Butte, Great Falls, Helena, and
                                                        Glacier Park, Montana
         11/18/98           Northern Rent A Car, Inc.   Burlington, South Burlington, and
                                                        Montpelier, Vermont

The Rent-A-Car Company, Incorporated Acquisition

      On March 19, 1999, ARACS purchased all of the outstanding capital stock of Car Co. for approximately $10.2 million. Car Co. was the third largest (exclusive of the Company) Avis System franchisee in North America with locations in Delaware, Maryland and Virginia, including Richmond International Airport.

Strategy

      The Company's objective is to improve its profitability through a strategy that consists of the following key elements:

      Capitalizing on Changing Industry Dynamics. The domestic car rental industry is emerging from a period during which rental rates did not keep pace with rising fleet and operating costs. Management believes that the recent restructuring of ownership of the Company's major competitors is leading to an increased focus on profitability and shareholder return, rather than upon transaction volume and market share, and to more rational pricing behavior. During 1998, the domestic rental car industry has benefited from what appears to be the first sustainable and significant price increases the industry has seen in many years. Management intends to use the proprietary software applications of the Avis System, including its sophisticated yield management, rate information and business mix modeling systems, to capitalize upon the improving pricing and profit outlook in the industry.

      Improving Business Mix and Fleet Utilization. Historically, the Company has capitalized on its strong network of airport rental locations by focusing its sales and marketing resources principally toward business travelers. While this has enabled the Company to leverage its overhead costs by capturing a large share of transaction volume at relatively few locations, fleet utilization historically has been characterized by peak business travel demand during the middle of the week and reduced demand during and immediately before and after the weekend. Management believes that the Company's substantial presence at the nation's leading airports provides it with the opportunity, without significant incremental cost, to capitalize on increased air travel by leisure travelers, who tend to initiate air travel during or close to the weekend. Accordingly, while continuing to concentrate on its core presence in the business travel market, the Company has begun to increase its marketing efforts toward the leisure market in order to improve fleet utilization and extend the average length of rental. The Company's acquisition of First Gray Line, the Hayes Transaction and other franchisees have better positioned the Company to improve its fleet management, primarily in the United States. In addition, the Company believes that it can further enhance the utilization of its fleet during non-peak periods by selectively expanding its presence in non-airport markets through both internal growth and, if appropriate opportunities arise, acquisitions of other car rental operations including, where feasible, other Avis System franchises.

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

      Capitalizing on Cross-Marketing and Other Synergistic Opportunities with Cendant. The Company has initiated and is expanding cross-marketing relationships with Cendant's corporate relocation and resort timeshare exchange businesses, its lodging franchise systems, which include the Days Inn(R), Howard Johnson(R) and Ramada(R) brands, its real estate brokerage franchise systems, including the CENTURY 21(R) and Coldwell Banker(R) brands and its membership-based consumer services. The Company also has begun to reduce its costs of purchasing media and other non-fleet goods and services through arrangements with Cendant.

Rental Operations

      General. The Company's fleet includes various categories of automobiles, most of which are of the current and immediately preceding model years. Rentals are generally made on a daily, weekend, weekly or monthly basis. Rental charges in the United States usually are computed on the basis of the duration of the rental and may include a mileage charge and vary based upon vehicle category, the day on which the rental begins and local competitive and cost factors. Additional charges are made for optional refueling services, loss damage waivers (a waiver of the Company's right to make a renter pay for damage to the vehicle), concession fee recovery, personal accident insurance, personal effects protection, optional products such as cellular phones, child seats and ski racks and, in some instances, additional liability insurance. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. The Company also generally offers its customers the convenience of leaving a rented vehicle at an Avis location in a city other than the one in which it was rented under Avis's "Rent it Here-Leave it There" program, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed.

      United States Operations. At December 31, 1998, the Company operated 510 vehicle rental facilities at airport, near-airport and downtown locations throughout the United States. During 1998, approximately 85% of the Company's United States revenue was generated at 197 airports in the United States with the balance generated at the Company's 313 non-airport locations. The Company's emphasis on airport traffic has resulted in a particularly strong rental revenue market position at the major U.S. airports.

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

      International Operations. The Company operates in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Its operations in Canada and Australia were the principal contributors of revenue, accounting for 80% of international revenue in 1998. Revenue from international operations in 1998 was approximately $236 million.

      The Company holds a solid market position in each of the countries in which it operates. In terms of revenue, the operations in Australia and New Zealand are acknowledged as the largest in their respective markets.

Avis System and Wizard System Services

      As a participant in the Avis System, the Company has the benefits of a variety of services, including (i) comprehensive safety initiatives, including the "Avis Cares" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) standardized system-identity for rental location presentation and uniforms;
(iii) training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis on-line internet website; and (v) brand awareness of the Avis System through the familiar "We try harder" service announcements.

      Under a long-term computer services agreement, the Company, like other Avis System franchisees, is provided with access to the Wizard System, a reservations, data processing and information management system for the vehicle rental business. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communications. Direct access with other computerized reservations systems allows real-time processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

      o     an advanced graphical interface reservation system;

      o "Roving Rapid Return," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

      o "Preferred Service," an expedited rental service that provides customers with a Preferred Service rental record printed in their pre-assigned vehicle and a fast convenient check-out;

      o "Wizard on Wheels," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle;

      o "Flight Arrival Notification," a flight arrival notification system that alerts the Company's rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

      o "Avis Link," which automatically identifies the fact that a user of a major credit card is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which the Company inadvertently fails to give renters the benefits of negotiated rate arrangements to which they are entitled;

      o interactive interfaces through third-party computerized reservation systems described under "Marketing".

      o sophisticated automated ready-line programs that, among other things, enable rental agents to ensure that a customer who rents a particular type of vehicle will receive the available vehicle of that type which has the lowest mileage.

      In 1998, the Wizard System enabled the Company to process approximately
30.8 million incoming customer calls, during which customers inquired about locations, rates and availability and placed or modified reservations. In addition, millions of inquiries and reservations come to the Company through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

Management Information Systems

      The Company also uses data supplied from the Wizard System and third-party reservation systems in certain management information systems proprietary to the Avis System to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems employed by the Company include:

      o Fleet Planning Model. The Company has created a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of its fleet, along with fleet age, mix, mileage and cost reports based upon such plans and schedules. This tool allows management to monitor and change fleet volume and composition on a daily basis and to develop the lowest cost fleet alternative based on business levels and available Repurchase Programs.

      o Yield Management. The Company has also created a yield management system which is designed to optimize profit by providing greater control of vehicle availability and rate availability changes at its rental locations. The system monitors and forecasts supply and demand to insure that the Company is able to capture the combination of rentals that will produce the highest return over time at each location. Integrated into this yield management system is a fleet distribution module that takes into consideration the costs as well as the potential benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate rental demand at these locations. The fleet distribution module makes specific recommendations for movement of vehicles between the locations.

      o Pricing Decision Support System. Pricing in the vehicle rental industry is highly competitive and complex. To ensure its ability to respond to rental rate changes in the marketplace, the Company has developed sophisticated systems to gather and report competitive industry rental rate changes each day. The system, using data from third-party reservation systems as its source of information, automatically scans rate movements and reports significant changes to a staff of pricing analysts for evaluation. The system greatly enhances the Company's ability to gather and respond to rate changes in its markets.

      o Business Mix Model. The Company has also developed a strategic planning model to evaluate the discrete segments of its business relative to each other. The model considers revenues and costs to determine the potential margin contribution of each discrete segment. Using data from the Company's financial systems, the Wizard System and the fleet and revenue management systems, along with management objectives and targets, the model develops business mix and fleet optimization recommendations.

      o Profitability Model. The Company has developed a sophisticated model that blends a corporate customer's rentals into a pattern that determines fleet costs by developing a profile of such corporate customer's utilization. The model also combines local operations costs with division overhead expenses with a resulting benchmark profitability which is used to determine the financial merit of individual corporate accounts.

      o Sales and Marketing System. The Company has also developed a sophisticated system of on-line data screens which enables its sales force to analyze key account information of its corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. This information, which is updated weekly and captured on a country-by-country basis, is utilized by management to determine opportunities for revenue growth, profitability and improvement.

Fleet Acquisition and Management

  Fleet Purchasing

      The Company participates in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally GM, although actual purchases are made directly through franchised dealers. The average price for automobiles purchased by the Company in 1998 for its U.S. rental fleet was approximately $17,895. For the 1998 model year, approximately 80% of new vehicle purchases were GM vehicles, 9% Chrysler vehicles and 11% Toyota, Nissan, Subaru, Ford, Mazda and Suzuki vehicles. In model year 1999, approximately 87% of the Company's fleet in the United States will consist of GM vehicles, approximately 6% will be Chrysler vehicles and the balance will be provided by other manufacturers. Manufacturers' vehicle purchase programs sometimes provide the Company with sales incentives for the purchase of certain models, and most of these programs allow the Company to serve as a drop-ship location for vehicles, thus enabling the Company to receive a fee from the manufacturers for preparing newly purchased vehicles for use. There can be no assurance that the Company will continue to benefit from sales incentives in the future. For its international operations, vehicles are acquired by way of negotiated arrangements with local manufacturers and dealers using operating leases or Repurchase Programs.

      Under the terms of the Company's agreement with GM, which expires at the end of GM's model year 2002, the Company is required to purchase at least 188,000 GM vehicles for model year 1999 and maintain at least 51% GM vehicles in the Company's U.S. fleet at all times. The GM Repurchase Program is available for all vehicles purchased pursuant to the agreement.

  Impact of Seasonality

      The Company's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand at each of the Company's operations, causes the Company to vary its fleet size over the course of the year. In 1998, the Company's average monthly fleet size ranged from a low of 187,000 vehicles in January to a high of 231,000 vehicles in July. Fleet utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 66% in December to 83% in August and averaged 75% for all of 1998.

  Vehicle Disposition

      The Company's current operating strategy is to hold vehicles for not more than 12 months with the average fleet age being less than six months. Approximately 99% of the vehicles purchased for its domestic fleet under the model year 1998, including most GM vehicles, were eligible for Repurchase Programs. These programs impose certain return conditions, including those related to mileage and repair condition over specified allowances. Less than 3.4% of the Repurchase Program vehicles purchased by the Company and returned in 1998 were ineligible for return. Upon return of a Repurchase Program vehicle, the Company receives a price guaranteed at the time of purchase and is thus protected from a decrease in prevailing used car prices in the wholesale market. The Company also disposes of its used vehicles that are not covered by Repurchase Programs to dealers in the United States through informal arrangements or at auctions. The future percentage of Repurchase Program vehicles in the Company's fleet will depend on the availability of Repurchase Programs, over which the Company has no control.

  Maintenance

      The Company places a strong emphasis on vehicle maintenance since quick and proper repairs are critical to fleet utilization. To accomplish this task the Company employs two full-time National Institute for Automotive Service Excellence ("ASE") fully certified technician instructors at its headquarters who have developed a unique training program for the Company's 325 technicians who operate at 81 repair centers. The technicians also maintain a strong relationship with General Motors Service Technology Group ("STG"). The Company uses "state of the art" diagnostic equipment including GM's "Techline" and "Tech 2" diagnostic computers, and is the only vehicle rental fleet to utilize GM's "Pulsat Satellite Training Network." The Company's technician training department also prepares their own technical service bulletins that can be retrieved electronically at all of the Company's repair locations. Approximately 80% of the Company's technicians are ASE certified versus the national average of 45%.

Marketing

  United States

      In the United States, approximately 77% of the Company's 1998 rental transactions were generated by travelers who used the Avis System under contracts between the Company and their employers or organizations of which they were members. The Company's corporate sales organization is the principal source of contracts with corporate accounts. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns. The Company's telesales department consists of a centralized staff that handles small corporate accounts, travel agencies, meetings and conventions, tour operators and associations. Working with a state-of-the-art system in Tulsa, Oklahoma, the telesales operation produced revenue for the Avis System that exceeded $325 million in 1998.

      The Company solicits contractual arrangements with corporate accounts by emphasizing the advantages of the Wizard System. It plays a significant part in securing business of this type because the Wizard System enables the Company to offer a wide variety of rental rate combinations, special reports and tracking techniques tailored to the particular needs of each account, access to a worldwide rental network and assurance of adherence to agreed-upon rates.

      The Company's presence in the leisure market is substantially less than its presence in the business market. Leisure rental activity is important in enabling the Company to balance the use of its fleet. Typically, business renters use vehicles from Monday through Thursday, while in most areas of the United States leisure renters use vehicles primarily over weekends. The Company's concentration on serving business travelers has led to excess capacity from Friday through Sunday of most weeks. The Company intends to increase its leisure market penetration by capitalizing on its strength at airports and by increased focusing of its marketing efforts toward leisure travelers. An important part of the Company's leisure marketing strategy is to develop and maintain contractual arrangements with associations that provide member benefits to their constituents. In addition to developing arrangements with traditional organizations, the Company has created innovative programs such as the Affinity Link Program that cross references bankcard numbers with Avis Worldwide identification numbers and provides discounts to the cardholders for participating bankcard programs. The Company also uses coupons in dine-out books and provides discounts to members of shopping and travel clubs whose members generated approximately $61 million of leisure business revenue in 1998. Preferred supplier agreements with select travel agencies and contracts with tour operators have also succeeded in generating leisure business for the Company.

      Travel agents can make Avis System reservations through all four major U.S. based global distribution systems and several international based systems. Users of the U.S. based global distribution systems can obtain access through these systems to the Company's rental locations, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. The Company also maintains strong links to the travel industry. The Company has arrangements with frequent traveler programs of airlines such as Delta, American, Continental, United and TWA, and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western, and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. The Company also has an arrangement with Cendant whereby lodging customers who are making reservations by telephone will be transferred to the Company if they desire to rent a vehicle.

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

      The Company's international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada, British Airways, Lufthansa, Ansett Airlines (Australia), and Varig Brazilian Airlines.

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

      Under its standard rental contract, the Company provides its renters primary automobile liability coverage in most states up to the minimum financial responsibility limits required by applicable law. In many, the renters' insurance is primary and in the states of California and Texas Avis does not provide automobile liability coverage for the renter. Higher limits are provided to some United States national corporate accounts and the Company makes available to renters, for an additional daily charge, participation in a group policy of "Additional Liability Insurance" underwritten by CNA (Continental Group), which increases renters' liability coverage up to $1.0 million. The Company also offers renters, for additional daily charges, "Personal Accident Insurance," which pays medical expenses and accidental death benefits for accidents during the rental period, and "Personal Effects Protection," which insures against loss or damage to the renters' personal belongings during the rental period. Coverages are underwritten by Gulf Insurance Company.

Regulatory Matters

      The Company is subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, retail vehicle sales and labor matters. The principal environmental regulatory requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. The Company operates 242 locations at which petroleum products are stored in underground or aboveground tanks. The Company has instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement of underground steel tanks and periodic testing of underground storage tanks. The Company believes that the locations where it currently operates are in compliance, in all material respects, with such regulatory requirements.

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

      A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.3% of the Company's revenue during 1998 was generated by the sale of loss damage waivers. The U.S. House of Representatives has from time to time considered legislation that would regulate the conditions under which loss damage waivers may be sold by vehicle rental companies. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated the Company's right to offer loss damage waivers for sale and limited potential customer liability to $100. Moreover, California and Nevada have capped rates that may be charged for loss damage waivers to $9.00 and $10.00 per day, respectively. Texas requires that the rate charged for loss damage waivers be reasonably related to the direct cost of the repairs. Adoption of national or additional state legislation affecting or limiting the sale of loss damage waivers could result in the loss of this revenue source and additional limitations on potential customers liability could increase the Company's costs.

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

Employees

      The Company has approximately 19,000 employees worldwide, of whom approximately 18,000 serve in various capacities at the Company's rental locations and the balance are engaged in executive, financial, sales and marketing, and administrative capacities. Approximately 33% of the Company's employees are represented by various unions under contracts expiring at various dates. No local union represents more than 3.5% of the Company's employees. The Company believes its relationships with its employees are good.

Item 2.

Properties

      The Company leases or has concessions relating to space at 466 locations in the United States and 162 locations outside the United States. Of those locations, 197 in the United States and 64 outside the United States are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. The Company and other vehicle lease firms also lease parking space at or near airports and at their other vehicle rental locations.

      The Company leases almost all of its vehicle rental facilities. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to and from the airport. The Company's airport locations serve as the administrative headquarters for the Company's non-airport locations nearest to those airport locations and, as a general rule, each airport location includes vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. The Company's non-airport facilities generally consist of a limited parking facility and a rental and return counter and are generally subject to long-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms.

      The Company's principal offices are in Garden City, New York where the Company leases approximately 250,000 square feet under a sublease agreement with WizCom which, by exercising renewal options, can be extended through the year 2015. The Avis reservation system is operated by Cendant from leased space in Tulsa and Drumright, Oklahoma where the Company subleases approximately 26,000 square feet from Cendant pursuant to a sublease agreement for certain marketing activities. The Company maintains terminal network facilities which it uses in connection with the Wizard System in Garden City and Tulsa. The Company also leases approximately 58,000 square feet in a building owned by Cendant in Virginia Beach, Virginia that serves as a satellite administrative and reservation facility.

Item 3.

Legal Matters

      From time to time, the Company is subject to routine litigation incidental to its business. The Company maintains insurance policies that cover most of the actions brought against the Company. The Company is not currently involved in any legal proceeding which it believes would have a material adverse effect upon its financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.

Market for the Registrant's Common Equity and Related Stockholder Matters

      Reference is made to Page 14("Market Information") of the Registrant's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto, which information is incorporated herein by reference.

Item 6.

Selected Financial Data

      Reference is made to Page 5 of the Registrant's 1998 Annual Report to shareholders filed as Exhibit 13 hereto, which information is incorporated herein by reference.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Registrant's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto, which information is incorporated herein by reference.

Item 7a.

Quantitative and Qualitative Disclosures about Market Risk

      Reference is made to page 11 of the Registrants' 1998 Annual Report to Shareholders filed as Exhibit 13, hereto, which information is incorporated herein by reference.

Item 8.

Financial Statements and Supplementary Data

      The following Consolidated Financial Statements and Notes to the Consolidated Financial Statements (which includes the Supplementary Data) are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 filed as Exhibit 13 hereto:


Avis Rent A Car, Inc.
Consolidated Financial Statements:
  Independent Auditors' Report
  Consolidated Statements of Financial Position at December 31, 1997 and 1998 Consolidated Statements of Operations for the periods January 1, 1996 to
    October 16, 1996 and October 17, 1996 (Date of Acquisition) to December 31, 1996 and for the years ended December 31, 1997 and 1998.
  Consolidated Statements of Stockholders' Equity for the periods January 1,
    1996 to October 16, 1996 and October 17, 1996 (Date of Acquisition) to December 31, 1996 and for the years ended December 31, 1997 and 1998.
  Consolidated Statements of Cash Flows for the periods January 1, 1996 to
    October 16, 1996 and October 17, 1996 (Date of Acquisition) to December 31, 1996 and for the years ended December 31, 1997 and 1998.
  Notes to the Consolidated Financial Statements

Item 9.

Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

      None

                                    PART III

      The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   (1)   Index to Financial Statements-see Consolidated Financial
                  Statements and Notes to the Consolidated Financial Statements of the Company listed in Item 8 and set forth in the Registrant's 1998 Annual Report to Shareholders included as
                  Exhibit 13 hereto.

            (2) Index to Financial Statement Schedules-Valuation and Qualifying Accounts.

            (3)   Exhibits-(See Index to Exhibits included elsewhere herein).

      All Schedules, except those set forth above have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.

      (b) The Registrant filed a report on form 8-K on December 23, 1998 which disclosed in Item 5 that R. Craig Hoenshell, former Chairman and Chief Executive Officer of the Registrant, would step down from these offices on December 31, 1998 and that Martin L. Edelman, a director of the Registrant, would act as Chariman until a successor was appointed by the Board of Directors.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Avis Rent A Car, Inc.
Garden City, NY

      We have audited the consolidated statements of financial position of Avis Rent A Car, Inc. and subsidiaries (successors to Rental Car System Holdings, Inc. and subsidiaries, Avis International, Ltd. and subsidiaries, Avis Enterprises, Inc. and subsidiaries, Pathfinder Insurance Company and Global Excess & Reinsurance, Ltd., all previously wholly-owned by Avis, Inc., collectively the "Predecessor Companies") (collectively referred to as "Avis Rent A Car, Inc." or the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period October 17, 1996 (Date of Acquisition) to December 31, 1996 and as to the Predecessor Companies the related consolidated statements of operations, stockholders' equity and cash flows for the period January 1, 1996 to October 16, 1996, and have issued our report thereon dated January 25, 1999 (March 19, 1999 as to Note
21); such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company and the Predecessor Companies, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

New York, New York
January 25, 1999
(March 19,1999 as to Note 21)

                              AVIS RENT A CAR, INC.

                          FINANCIAL STATEMENT SCHEDULE

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                           Additions
                                                     ---------------------
                                        Balance at   Charged to    Other                   Balance at
                                        Beginning    Costs and   Additions,                  End of
Description                             of Period     Expenses     Net(a)    Deductions      Period
-----------                             ---------     --------     ------    ----------      ------
January 1, 1996 to October 16, 1996:
Allowance for doubtful
  accounts_accounts receivable .....     $  2,746     $  1,238                 $    794     $  3,190
Accumulated amortization_goodwill ..     $ 37,471     $  3,782                              $ 41,253
Public liability and property
  damage and other insurance
  liabilities ......................     $194,677     $ 74,109                 $ 56,315     $212,471

October 17, 1996 (Date of
  Acquisition) to
December 31, 1996:
Allowance for doubtful
  accounts_accounts receivable .....                  $    227                              $    227
Accumulated amortization_goodwill ..                  $  1,026                              $  1,026
Public liability and property
  damage and other insurance
  liabilities ......................     $212,471     $ 17,355                 $ 16,041     $213,785

Year ended December 31, 1997:
Allowance for doubtful
  accounts_accounts receivable .....     $    227     $  3,208                 $  1,149     $  2,286
Accumulated amortization_goodwill ..     $  1,026     $  6,860                              $  7,886
Public liability and property
  damage and other insurance
  liabilities ......................     $213,785     $ 96,663     $16,670     $ 71,089     $256,029

Year ended December 31, 1998:
Allowance for doubtful accounts -
  accounts receivable ..............     $  2,286     $  2,961                 $  1,897     $  3,350
Accumulated amortization-goodwill ..     $  7,886     $ 11,854                              $ 19,740
Public liability and property
  damage and other insurance
  liabilities ......................     $256,029     $ 93,038                 $ 79,858     $269,209

-----------
a) Includes additions of $16,838 relating to the acquisition of The First Gray Line Corporation on August 20, 1997.

                                   SIGNATURES

                                                                      SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March , 1999.

                                        AVIS RENT A CAR, INC.
                                        (Registrant)

                                        By: /s/ Kevin M. Sheehan
                                            ------------------------------------
                                            Name:  Kevin M. Sheehan
                                            Title: Executive Vice President
                                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                Title                        Date
           ---------                                -----                        ----
     /s/ MARTIN  L. EDELMAN
-------------------------------
         Martin L. Edelman       Interim Chairman of the Board and Director   March  22, 1999
                                 (Principal Executive Officer)

      /s/ F. ROBERT SALERNO
-------------------------------
      F. Robert Salerno          President, Chief Operating Officer and       March  22, 1999
                                 Director
      /s/ KEVIN M. SHEEHAN
-------------------------------
      Kevin M. Sheehan           Executive Vice President and Chief           March 22, 1999
                                 Financial Officer
                                 (Principal Financial Officer)

      /s/ TIMOTHY M. SHANLEY
-------------------------------
      Timothy M. Shanley         Vice President and Controller                March 22, 1999
                                 (Principal Accounting Officer)

     /s/ STEPHEN P. HOLMES
-------------------------------
     Stephen P. Holmes           Director                                     March 22, 1999

     /s/ MICHAEL P. MONACO
-------------------------------
     Michael P. Monaco           Director                                     March 22, 1999

     /s/ W. ALUN CATHCART
-------------------------------
     W. Alun Cathcart            Director                                     March 22, 1999

   /s/ LEONARD S. COLEMAN,  Jr.
-------------------------------
    Leonard S. Coleman, Jr.      Director                                     March 22, 1999


      /s/ DEBORAH  L. HARMON
-------------------------------
      Deborah L. Harmon          Director                                     March  22, 1999

      /s/ R. CRAIG HOENSHELL
-------------------------------
      R. Craig Hoenshell         Director                                     March 22, 1999

      /s/ MICHAEL J. KENNEDY
-------------------------------
      Michael J. Kennedy         Director                                     March 22, 1999

     /s/ MICHAEL L. TARNOPOL
-------------------------------
     Michael L. Tarnopol         Director                                     March 22, 1999

ITEM 14(a)(3)

                                  EXHIBIT INDEX

 Exhibit
   No.                                  Description
   ---                                  -----------

3.       Certificate of Incorporation and By-Laws
3.1      Amended and Restated  Certificate of Incorporation of the Registrant***
3.2      Amended and Restated By-Laws of the Registrant***
4. Instruments defining the rights of securityholders, including indentures
4.1      Form of Certificate of Common Stock**
4.2 Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and Harris Trust and Savings Bank, as trustee.**
4.3 Series 1997-1 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and Harris Trust and Savings Bank, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Trustee.**
4.4 Series 1997-2 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and Harris Trust and Savings Bank, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Trustee.**
4.5 Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender.**
4.6 Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartx Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender.**
4.7      Loan Agreement, dated as of July 30, 1997, between AESOP Leasing
         Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender.**
4.8 Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the Administrator and Avis Rent A Car, Inc., as guarantor.**
4.9 Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as the Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor.**
4.10 Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the Administrator, certain Eligible Rental Car Companies, as lessees and Avis Rent A Car, Inc., as guarantor.**
4.11 Credit Agreement, dated as of July 30, 1997, among Avis Rent A Car, Inc., Avis Rent A Car System, Inc., The Chase Manhattan Bank, as administrative agent, Lehman Commercial Paper, Inc., as syndication agent and the other lenders party thereto (the "Credit Agreement").**
4.12 Guarantee, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement.**
4.13 Security Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement.**
4.14 Pledge Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement.**
4.15 Supplemental Indenture No. 1, dated as of July 31, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997 between AESOP Funding II L.L.C. as issuer and Harris Trust and Savings Bank, as trustee.*

4.16 Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender.*
4.17 Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV
         Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C. as lender.*
4.18 Amendment No. 1, dated as of July 31, 1998, to Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car Systems, Inc., as lessee individually and as Administrator, and Avis Rent A Car, Inc., as guarantor.*
4.19 Amended and Restated Loan Agreement, dated as of September 15, 1998 among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C.*
4.20 Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998 among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as the Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor.*
4.21 Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and Harris Trust and Savings Bank, as trustee.*
4.22 Series 1998-1 Supplement, dated as of February 26, 1998 between AESOP Funding II L.L.C., as issuer, and Harris Trust and Savings Bank, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and Harris Trust and Savings Bank, as trustee.*
10.      Material Contracts
10.1     Form of Registration Rights Agreement**
10.2 Separation Agreement between Cendant Car Rental, Inc. and Avis Rent A Car, Inc.**
10.3 Master License Agreement among Cendant Car Rental, Inc., Avis Rent A Car System, Inc. and Wizard Co., Inc.**
10.4 Computer Services Agreement between Avis Rent A Car System, Inc. and WizCom International, Ltd.**
10.5 Reservation Services Agreement between Cendant Incorporated and Avis Rent A Car System, Inc.**
10.6 Form of Tax Disaffiliation Agreement among Cendant Incorporated, Cendant Car Rental, Inc. and Avis Rent A Car, Inc.**
10.7 Form of Lease Agreement by and between WizCom International, Ltd., as lessor, and Avis Rent A Car System, Inc. as lessee (Virginia Beach, Virginia).**
10.8 Form of Sublease Agreement by and between WizCom International, Ltd., as sublessor, and Avis Rent A Car System, Inc., as sublessee (Tulsa, Oklahoma).**
10.9 Form of Sublease Agreement by and between WizCom International, Ltd., as sublessor, and Avis Rent A Car System, Inc., as sublessee (Garden City, New York).**
10.10 Wizard Note Assignment, Assumption and Release Agreement, dated as of July 30, 1997 by and between Wizard Co., Inc., Avis Rent A Car System, Inc. and Reserve Claims Management Co.**
10.11 Termination Services Agreement, among Harris Trust and Savings Bank, AESOP Funding II L.L.C., Avis Rent A Car System, Inc., and Wizcom International, Ltd.**
10.13 Call Transfer Agreement, dated March 4, 1997, between HFS Incorporated and Avis Rent A Car System, Inc.**
10.14 Form of Amended and Restated Employment Agreement, dated as of February 9, 1996, between HFS Car Rental, Inc. and F. Robert Salerno**
10.15 Retention Agreement, dated as of January 1, 1999, between Avis Rent A Car, Inc. and F. Robert Salerno*
10.16 Retention Agreement, dated as of January 1, 1999, between Avis Rent A Car, Inc. and Kevin M. Sheehan*

10.17    Avis Rent A Car, Inc. 1997 Stock Option Plan**
10.18    Avis Rent A Car System, Inc. Nonqualified Deferred Compensation Plan*
13       Annual Report to Shareholders for the year ended December 31, 1998*
20       Proxy Statement of the Registrant for Annual Meeting of
         Stockholders-June 15, 1999****
21       Subsidiaries of the Registrant**
23.1     Consent of Deloitte & Touche LLP, Independent Auditors of the
         Company to be incorporated by reference to the Registrant's Registration Statement Nos. 333-59693, 333-59695 and 333-63269 on Form S-8 from the 1998 Annual Report filed herewith*
27       Financial Data Schedule
27.1     Financial Data Schedule-December 31, 1996***
27.2     Financial Data Schedule-December 31, 1997***
27.3     Financial Data Schedule-December 31, 1998*

-----------
*     Filed herewith.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-28609.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-46737.

****  To be filed.