Form 10-Q
period 1999-03-31
AVIS RENT A CAR INC
filed 1999-05-12
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


For the quarterly period ended March 31, 1999

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 5, 1999: Common Stock, $.01 par value - Class A 31,127,892 shares.

                              AVIS RENT A CAR, INC.

                                      INDEX


                          PART I. Financial Information




ITEM 1.        FINANCIAL STATEMENTS

                                                                           Page

               Condensed Consolidated Statements of
                  Operations for the Three months ended
                  March 31, 1999 and 1998....................................2

               Condensed Consolidated Statements of Financial
                  Position as of March 31, 1999
                  and December 31, 1998......................................3

               Condensed Consolidated Statements of Cash
                  Flows for the Three months ended
                  March 31, 1999 and 1998....................................4

               Notes to the Condensed Consolidated
                  Financial State........................................5 - 6


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS...............................................7 - 10

                                          AVIS RENT A CAR, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share data)
                                           (Unaudited)




                                                           Three months ended
                                                                 March 31,

                                                          1999            1998
                                                    --------------    ----------
Revenue......................................       $     566,917     $  511,390
                                                    --------------    ----------

Costs and Expenses:
Direct operating.............................              226,165       210,431
Vehicle depreciation and lease charges,
   net.......................................              149,402       133,362
Selling, general and administrative..........              110,801       104,148
Interest, net................................               50,545        47,668
Amortization of cost in excess of
   net assets acquired ......................                3,174         2,552
                                                    --------------      -------
                                                           540,087      $498,161
                                                    --------------      --------

Income before provision for income taxes ....               26,830        13,229
Provision for income taxes...................               11,644         5,821
                                                    --------------      --------
Net income ..................................       $       15,186      $  7,408
                                                    ==============      ========

Earnings per share:

Basic   .....................................       $         0.48          0.24
                                                    ==============     =========

Diluted .....................................       $         0.47      $   0.23
                                                    ==============     =========












    See  accompanying  notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                  March 31,         December 31,
                                                    1999                1998
                                                --------------    --------------
                                                 (Unaudited)
ASSETS

Cash and cash equivalents....................   $     41,071      $     29,751
Restricted cash..............................        137,414           133,284
Accounts receivable, net.....................        271,372           360,574
Prepaid expenses.............................         43,828            42,083
Vehicles, net ...............................      3,558,957         3,164,816
Property and equipment, net..................        147,707           145,045
Deferred income tax assets...................        105,633           120,779
Cost in excess of net assets acquired,net....        465,565           468,140
Other assets ................................         49,189            40,590
                                                --------------    --------------

Total assets.................................   $  4,820,736      $  4,505,062
                                                ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts  payable............................   $    193,234      $    198,481
Accrued liabilities .........................        308,360           326,204
Due to affiliates, net.......................         27,496            22,293
Current income tax liabilities...............         25,660            23,045
Deferred income tax liabilities..............         29,479            28,504
Public liability, property damage and
   other insurance liabilities...............        274,243           269,209
Debt ........................................      3,369,713         3,014,712
                                                --------------    --------------

   Total liabilities ........................      4,228,185         3,882,448
                                                --------------    --------------

Commitments and contingencies

Stockholders' equity:
Class A Common stock ........................            359               359
Additional paid-in capital...................        591,723           591,651
Retained earnings............................        107,401            92,215
Accumulated other comprehensive loss.........        (10,251)          (10,651)
Treasury stock ..............................        (96,681)          (50,960)
                                                --------------    --------------
   Total stockholders' equity................        592,551           622,614
                                                --------------    --------------

Total liabilities and stockholders' equity ..   $  4,820,736      $  4,505,062
                                                ==============    ==============


   See accompanying notes to the condensed consolidated financial statements.

                              AVIS RENT A CAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Three months ended
                                                                   March 31,
                                                            1999         1998
                                                          ----------  ----------
Cash flows from operating activities:



  Net income ...........................................  $  15,186    $  7,408
  Adjustments to reconcile net income to cash provided
      by (used in) operating activities  ...............    155,264     (63,334)
                                                          ----------  ----------

      Net cash provided by (used in) operating
      activities .......................................    170,450     (55,926)
                                                          ----------  ----------

Cash flows from investing activities:

  Vehicle additions .................................... (1,227,481)   (749,583)
  Vehicle deletions ....................................    789,697     684,449
  Additions to property and equipment...................     (5,630)     (8,956)
  Retirements of property and equipment ................        241         366
  Payment for purchase of licensee, net of
      cash acquired of $8,011 ..........................     (1,879)
                                                          ----------  ----------

      Net cash used in investing activities ............   (445,052)    (73,724)
                                                          ----------  ----------

Cash flows from financing activities:

    Changes in debt:
      Issuance of medium term notes.....................                600,000
      Net increase (decrease) in commercial paper.......    320,829    (607,200)
      Other increases (decreases) in debt, net .........     11,163     (39,459)
                                                          ----------  ----------
      Net increase (decrease) in debt ..................    331,992     (46,659)
   Payments for debt issuance costs  ...................                 (3,301)
   Proceeds from public offering  ......................                161,194
   Purchases of treasury stock..........................    (47,768)
   Other................................................      1,679
                                                          ----------  ----------

       Net cash provided by financing activities........    285,903     111,234
                                                          ----------  ----------

Effect of exchange rate changes on cash ................         19           8
                                                          ----------   ---------

Net increase (decrease) in cash and cash equivalents....     11,320     (18,408)

Cash and cash equivalents at beginning of period .......     29,751      44,899
                                                          ----------  ----------

Cash and cash equivalents at end of period .............  $  41,071   $  26,491
                                                          ==========  ==========

Supplemental  disclosure  of cash flow  information
  Cash paid during the period for:

Interest..............................................    $  51,728   $  46,714
                                                          ==========  ==========

Income taxes ...........................................  $   2,238   $   3,935
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

Note 2- Earnings Per Share
Basic earnings per share is computed by dividing net income for the three month periods ended March 31, 1999 and 1998 by 31,873,031 and 31,425,000 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing net income for the three month periods ended March 31, 1999 and 1998 by 32,517,570 and 32,561,483 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of dilutive stock options.

Note 3 - Treasury Stock
At March 31, 1999 treasury stock is comprised of the following:

                                                      Treasury
                                                      Stock,           Treasury
                                                    (in thousands)      Shares

Balance, December 31, 1998.......................... $ 50,960         2,672,700
Treasury stock repurchased from
     January 1, 1999 to March 31, 1999..............   47,768         2,004,575
Treasury stock issued under the
     Company's stock option plan...................    (2,047)          (98,767)
                                                    ----------      ------------
                                                    $  96,681         4,578,508
                                                    ==========      ============


Included in treasury stock repurchased from January 1, 1999 to March 31, 1999 are 1.3 million shares, repurchased from Cendant Corporation at a cost of $31.5 million.

Note 4 - Acquisition
On March 19, 1999, the Company purchased the common stock and franchise rights of Rent A Car Company, Incorporated, of Richmond, Virginia.

The following is the preliminary purchase cost allocation for this acquisition (in thousands):

Purchase cost.......................................  $10,090
Fair value of:
     Assets acquired................................   30,424
     Liabilities assumed............................   28,017
                                                     --------
Net assets..........................................    2,407
                                                     --------
Cost in excess of net assets acquired............... $  7,683
                                                     ========

The preliminary purchase cost allocation for this acquisition is subject to adjustment when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values may differ from those set forth in the accompanying statement of financial position at March 31, 1999. However, the changes are not expected to have a material effect on the financial position of the Company. This acquisition has been accounted for by the purchase method. These consolidated financial statements include the operating results of this acquisition subsequent to the date of acquisition. If the foregoing acquisition had occurred on January 1, 1998, it would not have had a material impact on the results of operations for the three-month periods ended March 31, 1999 and 1998. During 1999, adjustments were made to asset and liability valuations relating to former acquisitions resulting in a reduction of the excess purchase price over net assets acquired.

Note 5 - Comprehensive Income
Comprehensive income is comprised of the following (in thousands):

                                                            Three months ended
                                                                 March 31,
                                                              1999        1998

Net income.............................................     $15,186      $7,408
Foreign currency translation adjustment..............           400         388
                                                           --------      -------
Comprehensive income..................................      $15,586      $7,796
                                                            =======      =======


Note 6- Retirement Benefits
Effective January 1, 1999 the Company curtailed its defined benefit plans to its eligible salaried and hourly employees as of June 30, 1985. The Company recognized a non-recurring $7.5 million pre-tax gain as a result of the curtailment which was recorded in January 1999 and is included in Direct Operating expense on the accompanying Statement of Operations.

ITEM  2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                      (Unaudited)

General Overview

The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Revenue is derived principally from charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The following table sets forth for the periods indicated, certain items in the Company's unaudited condensed consolidated statements of operations (dollars in thousands):

                                   Three Months ended        Three Months ended
                                      March 31, 1999            March 31, 1998
                                  ----------------------   ---------------------
                                              Percentage              Percentage
                                              of Revenue              of Revenue
                                  ---------  -----------   ---------  ----------
Revenue.......................... $566,917      100.0%     $511,390       100.0%
                                  ---------  -----------   ---------  ----------
Costs and expenses:
   Direct operating .............  226,165       39.9       210,431        41.1

   Vehicle depreciation and
    lease charges, net...........  149,402       26.4       133,362        26.1

   Selling, general and
    administrative...............  110,801       19.5       104,148        20.4

   Interest, net.................   50,545        8.9        47,668         9.3
   Amortization of cost in excess
    of net assets acquired.......    3,174        0.6         2,552         0.5
                                  ---------  -----------   ---------   ---------
                                   540,087       95.3       498,161        97.4
                                  ---------  -----------   ---------   - -------
Income before provision for
   income taxes .................   26,830        4.7        13,229         2.6

Provision for income taxes.......   11,644        2.0         5,821         1.1
                                  =========  ===========   =========  ==========
Net income....................... $ 15,186        2.7%       $7,408         1.5%
                                  =========  ===========   =========  ==========


Revenue

Revenue for the current quarter increased 10.9%, from $511.4 million to $566.9 million, compared to the same period in 1998, due primarily to overall market demand (6.7%) and the acquisition of certain car rental assets of the Hayes Leasing Company, Inc. on May 1, 1998, (4.2%). The revenue increase reflected an 11 % increase in the number of rental transactions and a 0.1% decrease in revenue per rental transaction.

Costs and Expenses

Total costs and expenses for the current quarter increased 8.4%, from $498.2 million to $540.1 million, compared to the same period in 1998. Direct operating expenses increased 7.5%, from $210.4 million to $226.2 million, compared to the same period in 1998. As a percentage of revenue, direct operating expenses declined to 39.9%, from 41.1% for the corresponding period in 1998. Direct Operating expenses included a non-recurring $7.5 million gain (1.3% of revenue), resulting from the curtailment of the Company's defined benefit plans. Operating efficiencies were derived primarily from lower vehicle damage expense (0.4% of revenue) and lower airport commissions (1.0% of revenue). These efficiencies were offset by higher compensation costs (0.8% of revenue) and higher facility costs (0.5% of revenue).

Vehicle depreciation and lease charges for the current quarter increased 12.0%, from $133.4 million to $149.4 million, compared to the same period in 1998. As a percentage of revenue, vehicle depreciation and lease charges were 26.4% of revenue, as compared to 26.1% of revenue for the corresponding period in 1998. The change reflected a 9.8% increase in the average rental fleet combined with a higher monthly cost per vehicle. Selling, general and administrative expenses for the current quarter increased 6.4%, from $104.1 million to $110.8 million, compared to the same period in 1998. The increase was due to higher reservation costs, higher royalty fees, and higher general and administrative expenses.

Interest expense for the current quarter increased 6.0%, from $47.7 million to $50.5 million, compared to the same period in 1998, due to higher borrowings required to finance the growth of the rental fleet, partially offset by lower average interest rates.

The provision for income taxes for the current quarter increased to $11.6 million, from $5.8 million for the same period in 1998. The effective income tax rate was 43.4%, down from 44.0% for the corresponding period in 1998. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income for the current quarter increased 105%, from $7.4 million to $15.2 million, compared to the same period in 1998. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds is for the acquisition of new vehicles. For the current quarter, the Company's expenditures for new vehicles were approximately $1.2 billion and proceeds from the disposition of used vehicles were approximately $790 million. In 1999, the Company expects its expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1998. The financing requirements for vehicles typically reaches an annual peak in the third calendar quarter, as fleet levels build up in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of fleet and rental demand. The Company has established methods for disposition of its used vehicles. The Company's customer receivables also provide liquidity with approximately 11 days of daily sales outstanding.

The Company made capital investments for property improvements totaling $5.6 million for the current quarter, compared to $9.0 million for the same period in 1998.

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

Avis Rent A Car System, Inc. ("ARACS"), a wholly-owned subsidiary of the Company, is party to a $350 million secured credit agreement that provides for
(i) a revolving credit facility of up to $125 million which is available until December 31, 2001 to finance the general corporate needs of ARACS in the ordinary course of business with up to $75 million of such amount available for the issuance of standby letters of credit to support workers' compensation and other insurance and bond requirements of ARACS, the Company and their subsidiaries, in the ordinary course of business and (ii) a $225 million standby letter of credit facility available on a revolving basis until April 15, 2000 to fund (a) any shortfall in certain payments owing AESOP Leasing L.P., a subsidiary of ARACS, pursuant to fleet agreements and (b) maturing Commercial Paper Notes, if such Commercial Paper Notes cannot be repaid through the issuance of additional Commercial Paper Notes, or draws under the liquidity facility supporting the Commercial Paper Notes. At March 31, 1999, the Company had approximately $168 million of additional credit available under the secured credit agreement.

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

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. At March 31, 1999, the total debt for the Company's international operations was $119.1 million, of which $112.2 million is due in less than 12 months. At March 31, 1999, the impact on the Company's liquidity and financial condition due to exchange rate fluctuations of its foreign operations is not material.

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

Recent Accounting Standards

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which is effective for the Company's consolidated financial statements for the year ending December 31, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 will not have a material effect on the Company's consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

The Company has derivative financial instruments at March 31, 1999 that are sensitive to changes in interest rates on its debt obligations and on its interest rate swap agreements. There have been no material changes to the Company's derivative financial instruments for the quarter ended March 31, 1999.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. Consequently, these software and computer systems need to be either reprogrammed, upgraded or replaced in order to properly function when Year 2000 arrives.

The Company's state of readiness, contingency plans, Year 2000 costs and possible consequences from Year 2000 problems are as follows:

(i)  State of Readiness
     The Company has implemented a comprehensive plan to address the Year 2000 requirements in its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide vehicle reservation and rental services. The Company's comprehensive plan includes (i) the identification of all mission critical systems and the inventory of all hardware and software affected by the Year 2000; (ii) assessment of these systems including prioritization; (iii) modification, upgrading and replacement of the affected systems; and (iv) testing of the systems. The Company is using both internal and external sources to implement its plan. The Company has completed the remediation of its mission critical systems including the modification,
                                        9
     upgrading and replacement of the affected systems. The Company has completed the testing of approximately 70% of these mission critical systems. The Company currently believes its mission critical systems will be Year 2000 compliant in the summer of 1999.

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

(ii) Contingency Plans
     Based upon the progress of its comprehensive plan, the Company expects that it will not experience a disruption of its operations as a result of the change to the Year 2000. However, there can be no assurance that the third parties who have supplied technology used in the Company's mission critical systems will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain key technology used in its mission critical systems, which are intended to enable the Company to continue to operate. The contingency plans include performing certain processes manually; repairing systems and changing suppliers if necessary, although there can be no assurance that these contingency plans will successfully avoid service disruption in the reservation and rental of vehicles. The Company believes, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is ongoing, which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 comprehensive  plan;  and  (2)  the  status  of  third  parties  Year  2000 readiness.

(iii) Year 2000 Costs
     Total costs of hardware and software remediation are expected to be $22.3 million. Costs of hardware and software remediation were approximately $3.0 million in 1997, $8.4 million in 1998 and are estimated to be approximately $10.5 million in 1999 and $400,000 in 2000. Costs of hardware and software remediation were approximately $2.5 million for the three months ended March 31, 1999. These estimates include the costs of certain equipment and software for which planned replacement was accelerated due to Year 2000 requirements. In addition, they reflected the cost of redeploying certain internal resources to address the Year 2000 requirements. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from these estimates. The Company expects to finance these costs through internally generated cash flow and existing credit facilities.

(iv) Possible Consequences from Year 2000 Problems
     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any non-compliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could effect vehicle reservation and rental operations and could have a material adverse effect on the Company's business or consolidated financial statements.

Forward Looking Information

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions, the ability of the Company and its vendors to complete the necessary actions to achieve a Year 2000 conversion for its computer systems and applications, and other risks which were detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 1998. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.
                                       10

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

                                            Avis Rent A Car, Inc.
                                            --------------------------
                                           (Registrant)





Dated:   May 12, 1999                       By:  /s/ Kevin M. Sheehan
                                            --------------------------
                                            Name: Kevin M. Sheehan
                                            Title: Executive Vice President
                                            and Chief Financial Officer
                                           (principal financial officer)




Dated:   May 12, 1999                       By:  /s/ Timothy M. Shanley
                                            ----------------------------
                                            Name: Timothy M. Shanley
                                            Title:Vice President and Controller
                                           (principal accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Exhibits filed with Form 10-Q for the quarter ended March 31, 1999 under the Securities Exchange Act of 1934.

                              AVIS RENT A CAR, INC.

                         Commission file number 1-13315


                                  EXHIBIT INDEX


Exhibit
   No.                           Description                            Page No.


   27                     Financial Data Schedule for                     13
                            the Three months ended March 31, 1999