Form 10-Q
period 1999-06-30
AVIS RENT A CAR INC
filed 1999-08-16
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q


For the quarterly period ended June 30, 1999

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

Yes     X          No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 15, 1999: Common Stock, $.01 par value - Class A 31,129,152 shares.

AVIS RENT A CAR, INC.
INDEX
PART I. Financial Information




ITEM 1.        FINANCIAL STATEMENTS



               Condensed  Consolidated  Statements of  Operations  for the Three
                  months and Six months ended June 30, 1999 and 1998

               Condensed Consolidated Statements of Financial
                  Position as of June 30, 1999
                  and December 31, 1998

               Condensed  Consolidated  Statements  of  Cash  Flows  for the Six
                  months ended June 30, 1999 and 1998

               Notes to the Condensed Consolidated
                  Financial Statements


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS


ITEM 3.        QUANTATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
               ABOUT MARKET RISKS


PART II. Other Information

ITEM 6(a).  EXHIBITS

ITEM 6(b).  REPORT ON FORM 8-K

AVIS RENT A CAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)



                                                        Three months ended                    Six months ended
                                                              June 30,                             June 30,

                                                        1999           1998                1999         1998
                                                      --------        --------         -----------   ----------
Revenue.........................................      $637,457       $575,280          $ 1,204,374   $1,086,670
                                                      --------        --------         -----------   ----------
Costs and Expenses:
Direct operating, net...........................       250,773        230,253              476,938      440,684
Vehicle depreciation and lease charges, net.....       161,765        144,032              311,167      277,394
Selling, general and administrative.............       120,381        108,966              231,182      213,114
Interest, net...................................        53,817         49,150              104,362       96,818
Amortization of cost in excess of
   net assets acquired .........................         3,177          2,969                6,351        5,521
                                                     ---------       --------          -----------   ----------
                                                       589,913        535,370            1,130,000    1,033,531
                                                     ---------       --------          -----------   ----------

Income before provision for income taxes .......        47,544         39,910               74,374       53,139
Provision for income taxes......................        20,262         17,560               31,906       23,381
                                                     ---------       --------          -----------   -----------
Net income......................................     $  27,282       $ 22,350          $    42,468   $   29,758
                                                     =========       ========          ===========   ==========

Earnings per share:

Basic...........................................     $    0.87       $   0.62          $     1.35    $     0.88
                                                     =========       ========          ===========   ==========

Diluted ........................................     $    0.85       $   0.61          $      1.31   $     0.86
                                                     =========       ========          ===========   ==========



See accompanying notes to the condensed consolidated financial statements.

AVIS RENT A CAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)


                                                                 June 30,              December 31,
                                                                   1999                    1998
                                                             -------------             ------------
                                                               (Unaudited)
ASSETS

Cash and cash equivalents................................    $     280,370             $     29,751
Restricted cash..........................................          189,680                  133,284
Accounts receivable, net.................................          910,311                  360,574
Finance lease receivables................................          340,868
Prepaid expenses.........................................           62,212                   42,083
Vehicles, net ...........................................        7,663,270                3,164,816
Property and equipment, net..............................          257,114                  145,045
Deferred income tax assets...............................                                   120,779
Cost in excess of net assets acquired, net...............        1,796,203                  468,140
Other assets ............................................           88,599                   40,590
                                                             -------------             ------------

   Total assets..........................................    $  11,588,627             $  4,505,062
                                                             =============             ============

LIABILITIES, PREFERRED STOCK AND
   COMMON STOCKHOLDERS' EQUITY
Accounts  payable........................................   $      624,278             $    198,481
Accrued liabilities .....................................          352,744                  326,204
Deferred income..........................................           65,375
Due to affiliates, net...................................           79,677                   22,293
Current income tax liabilities...........................           50,400                   23,045
Deferred income tax liabilities .........................          142,580                   28,504
Public liability, property damage and
   other insurance liabilities, net .....................          279,324                  269,209
Debt ....................................................        9,017,106                3,014,712
                                                             -------------             ------------

   Total liabilities ...................................        10,611,484                3,882,448
                                                             -------------             ------------

Commitments and contingencies

Class A Preferred stock .................................          360,000
Class C Preferred stock..................................            2,000
                                                             -------------

   Total Preferred stock.................................          362,000
                                                             -------------

Common stockholders' equity:
Class A Common stock ....................................              359                      359
Additional paid-in capital ..............................          591,959                  591,651
Retained earnings........................................          134,683                   92,215
Accumulated other comprehensive loss ....................           (7,971)                 (10,651)
Treasury stock ..........................................         (103,887)                 (50,960)
                                                             -------------             ------------
   Total common stockholders' equity.....................          615,143                  622,614
                                                             -------------             ------------

   Total liabilities, preferred stock and common
   stockholders' equity .................................    $  11,588,627             $  4,505,062
                                                             =============             ============

See accompanying notes to the condensed consolidated financial statements.

AVIS RENT A CAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)



                                                                        Six months ended
                                                                             June 30,
                                                                    1999                  1998

Cash flows from operating activities:

    Net income .........................................     $      42,468             $     29,758
    Adjustments to reconcile net income to net cash
       provided by operating activities.................           256,701                  128,901
                                                             -------------             ------------
    Net cash provided by operating activities...........           299,169                  158,659
                                                             -------------             ------------

Cash flows from investing activities:

   Payments for vehicle additions .......................       (2,494,247)              (1,919,655)
   Vehicle deletions ....................................        1,519,474                1,382,588
   Payments for property and equipment...................          (17,953)                 (21,088)
   Retirements of property and equipment ................            1,073                    2,554
   Payments for purchase of rental car franchise licensees,
      net of cash acquired of $11,065 in 1999............          (42,503)                (232,475)
   Payment for purchase of PHH Holdings, net of
      cash acquired of $170,568..........................       (1,330,932)
                                                             -------------             ------------
   Net cash used in investing activities ................       (2,365,088)                (788,076)
                                                             -------------             ------------

Cash flows from financing activities:

    Changes in debt:
       Proceeds .........................................        5,882,621                1,233,774
       Repayments .......................................       (3,510,624)                (777,708)
                                                             -------------             ------------
       Net increase in debt .............................        2,371,997                  456,066
    Payments for debt issuance costs  ...................           (1,635)                  (3,832)
   Proceeds from public offering  .......................                                   161,194
   Purchases of treasury stock...........................          (57,237)
   Other.................................................            3,326
                                                             -------------             ------------
   Net cash provided by financing activities.............        2,316,451                  613,428
                                                             -------------             ------------

Effect of exchange rate changes on cash .................               87                     (428)
                                                             -------------             ------------

Net increase (decrease) in cash and cash equivalents.....          250,619                  (16,417)

Cash and cash equivalents at beginning of period ........           29,751                   44,899
                                                             -------------             ------------

Cash and cash equivalents at end of period ..............    $     280,370             $     28,482
                                                             =============             =============

Supplemental disclosure of cash flow information:

Cash interest paid.......................................    $     107,466             $     98,390
                                                             =============             =============

Cash income taxes paid ..................................    $       5,329             $      7,938
                                                             =============             =============

Businesses acquired:
Fair value of assets acquired, net of cash of $181,633...    $   6,218,950             $    232,765
Liabilities assumed......................................        4,483,515                      290
                                                             -------------             -------------
Net assets acquired......................................        1,735,435             $    232,475
Less issuance of Series A and Series C Preferred
    Stocks...............................................         (362,000)
                                                             -------------             ------------

Net cash paid for acquisitions...........................    $   1,373,435             $    232,475
                                                             =============             ============

See accompanying notes to the condensed consolidated financial statements.

AVIS RENT A CAR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1-  Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements include Avis Rent A Car, Inc. and its subsidiaries (the "Company" or "Avis Rent A Car"). These consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments only) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. The condensed consolidated statements of financial position include all of the assets and liabilities of the Company including the Company's recently acquired vehicle management business in the United States and Canada ("PHH North America"), and in Europe ("PHH Europe"), and of Wright Express LLC (collectively "VMS") and Motorent, Inc. These condensed consolidated statements of operations do not include the results of operations of VMS and of Motorent, Inc., which were purchased on June 30, 1999 (see Note 4). Operating results for interim periods are not indicative of the results that can be expected for a full year. These consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K and Forms 8-K filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation.

Note 2- Earnings Per Share
--------------------------
Basic earnings per share is computed by dividing net income for the three month periods ended June 30, 1999 and 1998 by 31,188,977 and 35,925,000 weighted average shares outstanding, respectively, and for the six months ended June 30, 1999 and 1998 by 31,529,114 and 33,687,431 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing net income for the three month periods ended June 30, 1999 and 1998 by 32,237,810 and 36,730,233 weighted average shares outstanding, respectively, and for the six months ended June 30, 1999 and 1998 by 32,380,499 and 34,680,670 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of stock options.

Note 3 - Treasury Stock
-----------------------
At June 30, 1999 treasury stock is comprised of the following:



                                                      Treasury
                                                     Stock, net               Treasury
                                                    (in thousands)              Shares

Balance, December 31, 1998.......................  $    50,960                2,672,700
Treasury stock repurchased from
     January 1, to June 30, 1999.................       57,037                2,318,775
Treasury stock issued under the
     Company's stock option plan.................       (4,110)                (195,627)
                                                   ------------             ------------
                                                   $   103,887                4,795,848
                                                   ============             ============

Included in treasury stock repurchased from January 1, 1999 to June 30, 1999 are
1.6 million shares repurchased from Cendant Corporation ("Cendant") at a cost of $40.8 million.

Note 4 - Acquisitions
---------------------
On March 19, 1999, and June 30, 1999, the Company purchased the common stock and franchise rights of Rent A Car Company, Incorporated, of Richmond Virginia ("Rent-A-Car, Inc.") and Motorent, Inc. of Nashville Tennessee ("Motorent") for approximately $10.1 million and $43.7 million, respectively. These acquisitions were financed through internally generated funds.

On June 30, 1999, the Company completed the transaction contemplated by the agreement and plan of merger and reorganization dated as of May 22, 1999 (the "Merger "), with PHH Corporation, a Maryland corporation and wholly-owned subsidiary of Cendant, PHH Holdings Corporation ("PHH Holdings"), a Texas corporation and wholly-owned subsidiary of PHH Corporation, and Avis Fleet Leasing and Management Corporation, a Texas corporation and a wholly-owned subsidiary of the Company (the "Acquisition Subsidiary").

Pursuant to the merger agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired VMS for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $0.5 billion of senior subordinated notes, and the issuance by the acquisition subsidiary of $362 million of preferred stock (see Note 5).

In connection with the VMS Acquisition, the Company received a perpetual, royalty-free license to use a number of VMS trademarks, including the "PHH" name and logo. PHH Corporation and PHH Holdings entered into a 5-year non-compete agreement with Avis Rent A Car, Inc. and the Acquisition Subsidiary. The Acquisition Subsidiary also received a limited license to use the Cendant name in Europe and the United States for a period of up to one year. In addition, the parties have entered into agreements under which Cendant agreed to provide the Company with computer services and with transitional services with respect to various administrative services, including payroll and benefits, which had previously been provided to VMS by Cendant. In addition, the Acquisition Subsidiary has entered into an agreement under which it will provide Cendant with certain transitional administrative services which had previously been provided by VMS.

The preliminary purchase cost allocation for the Company's acquisitions of Rent-A-Car Inc., Motorent and VMS, are subject to adjustment, when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values will differ from those set forth in the accompanying statement of financial position at June 30, 1999. However, the changes are not expected to have a material effect on the financial position of the Company. The above mentioned acquisitions have been accounted for by the purchase method. The financial statements include the operating results of acquisitions subsequent to their dates of acquisition.

The following is the preliminary purchase cost allocation of the acquisitions described above (in thousands):

Purchase cost....................................... $  1,853,767
                                                     ------------
Fair value of:
     Assets acquired................................    4,986,842
     Liabilities assumed............................    4,483,315
                                                     ------------
Net assets..........................................      503,527
                                                     ------------
Cost in excess of net assets acquired............... $  1,350,240
                                                     ============

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for $1.8 billion (including the issuance of Series A and Series C Preferred) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1998 (in thousands, except share data):



                                                      Three months         Three months        Six months       Six months
                                                        Ended                ended               ended             ended
                                                      June 30, 1999       June 30, 1998       June 30, 1999    June 30, 1998
                                                     ----------------     --------------      -------------    -------------
Revenue.........................................      $  1,045,299         $ 978,364           $2,012,469       $ 1,880,744
                                                      ============         =========           ===========      ===========

Income before provision for income taxes........      $     38,577         $   39,660          $    53,433      $    51,752
                                                      ============         ==========          ===========      ===========

Net income......................................      $     19,930         $   20,806          $    25,927      $    26,640
                                                      ============         ==========          ===========      ===========

Earnings applicable to common stockholders......      $     15,375         $   16,251          $    16,817      $    17,530
                                                      ============         ==========          ===========      ===========

Earnings per share:

Basic...........................................      $        .49         $      .45          $       .53      $       .52
                                                      ============         ==========          =============    ===========

Diluted.........................................      $        .48         $      .44          $       .52      $       .51
                                                      ============         ==========          =============    ===========

If the acquisition of Rent-A-Car, Inc. and Motorent had occurred on January 1, 1998, they would not have had a material impact on the results of operations for the three and six month periods ended June 30, 1999 and 1998.

Note 5 - Series A, B and C Preferred Stock
------------------------------------------

Series A Preferred Stock

In connection with the VMS Acquisition, a total of 7,200,000 shares of Series A Preferred have been issued and were outstanding at June 30, 1999. Holders of Series A Preferred Stock are not entitled to preemptive rights. The Series A Preferred Stock has an aggregate liquidation preference of $360 million or $50 per share (the "Series A Liquidation Preference"). Each share of Series A Preferred accrues dividends at a rate per annum of 5% of the Series A Liquidation Preference, payable in cash semi-annually in arrears. Dividends are payable in shares of Series B Cumulative PIK Preferred Stock (see Series B Preferred Stock below). In addition, if the Company is unable to obtain the consent of its Shareholders to amend its charter by June 30, 2000 to Issue Class B Common Stock (see Note 6) and Class A Common Stock issuable in exchange for the Class B Common Stock, the dividend rate on the Series A Preferred will increase to 12%, with retroactive effect to the date of issuance. Until the fifth anniversary of the issuance of the Series A Preferred, these dividends may be paid in Series B Preferred Stock at the discretion of the Company. The Series A Preferred is also entitled to special annual dividends at a rate of 2% of the Series A Liquidation Preference per annum, payable in cash annually on March 15th, in the event that the Acquisition Subsidiary achieves targeted consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") levels. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series A Preferred, holders of shares of Series A Preferred will receive the Series A Liquidation Preference of such shares plus accrued and unpaid dividends. The Series A Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, and must be redeemed in whole upon the eleventh anniversary of the date of issuance for an amount per share equal to the Series A Liquidation Preference plus accrued and unpaid dividends. In addition, holders of the Series A Preferred may cause the Acquisition Subsidiary to redeem their shares for cash, upon the bankruptcy or insolvency of the Company or a change in control with respect to Avis Rent A Car, Inc. or Avis Rent A Car System, Inc.

The holders of the Series A Preferred may convert shares of Series A Preferred into shares of Class B Common Stock once specified levels of 12-month consolidated EBITDA of the Acquisition Subsidiary have been reached and the average closing price of Class A Common Stock for a specified period shall have exceeded a performance conversion price. Such conversion shall be at a rate (the "Performance Conversion Rate") obtained by dividing the per share Series A Liquidation Preference by $50 (as adjusted for antidilution protection, the "Performance Conversion Price").

On or after the fifth anniversary of the closing date of the VMS Acquisition, if the share price of the Class A Common Stock has exceeded an amount equal to 110% of the Performance Conversion Price for 20 trading days within a period of 30 consecutive trading days ending within five trading days of notice of conversion given by the Acquisition Subsidiary, then the Series A Preferred will be converted into Class B Common Stock at the Performance Conversion Rate. Upon the bankruptcy or insolvency of the Acquisition Subsidiary or any of its subsidiaries that constitute a Significant Subsidiary of Avis Rent A Car, Inc., as defined in Rule 1-02(w) of Regulation S-X (a "Significant Subsidiary"), the Series A Preferred automatically converts into Class B Common Stock at a rate equal to the quotient obtained by dividing: (1) the per share Series A Liquidation Preference by (2) the average trading price per share of Class A Common Stock for the 30 trading days immediately preceding the date of the holder's conversion notice or the date on which the bankruptcy case commences, as applicable (the "Series A Market Conversion Rate"). The Series A Market Conversion Rate is subject to adjustment for antidilution protection.

Additionally, holders of Series A Preferred may convert their Series A Preferred into Class B Common Stock at the Series A Market Conversion Rate if the Acquisition Subsidiary: (1) fails to make a redemption payment on the Series A Preferred or the Series B Preferred, (2) fails to pay dividends when due on either the Series A Preferred or the Series B Preferred, (3) takes actions requiring consents of its holders of the Series A Preferred or the Series B Preferred without obtaining such consents or (4) issues additional shares of the Series A Preferred or Series B Preferred, or reissues shares of either, in violation of their terms.

Without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred, the Acquisition Subsidiary shall not (1) authorize, create or issue any security ranking senior to the Series A Preferred as to dividends or on liquidation (other than the Series C Preferred); (2) amend its articles of incorporation or the certificate of designations for the Series A Preferred in a manner adverse to the holders of the Series A Preferred; (3) authorize the issuance of additional shares of Series A Preferred; or (4) reincorporate the Acquisition Subsidiary in a jurisdiction other than Texas prior to the second anniversary of the date of issuance of the Series A Preferred. Holders of Series A Preferred are not entitled to voting rights, except as required by Texas law. In those circumstances where the holders of Series A Preferred have a right to vote, each holder of a share of Series A Preferred shall be entitled to one vote per share.

Shares of Series A Preferred are freely transferable. Shares of Series A Preferred reacquired in any manner will be retired and may not be reissued as shares of Series A Preferred.


Series B Preferred Stock

Series B Cumulative PIK Preferred Stock (the "Series B Preferred") will be issued as dividends to the Series A Preferred holders by the Acquisition Subsidiary. No shares of Series B Preferred were outstanding as of June 30, 1999. Holders of the Series B Preferred are not entitled to preemptive rights. The Series B Preferred has a liquidation preference of $50 per share (the "Series B Liquidation Preference"). Each share of Series B Preferred acrue dividends at a rate per annum of 5% of the Series B Liquidation Preference, payable in cash semi-annually in arrears. In addition, if the Company is unable to obtain the consent of its shareholders to amend its charter by June 30, 2000 to issue Class B Common Stock and Class A Common Stock issuable in exchange for the Class B Common Stock, the dividend rate on the Series B Preferred will increase to 12%, with retroactive effect to the date of issuance. Until the fifth anniversary of the date of issuance of the Series B Preferred, dividends may, at the discretion of the Acquisition Subsidiary be paid in kind; thereafter, dividends must be paid in cash. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series B Preferred, holders of shares of Series B Preferred will receive the Series B Liquidation Preference of such shares plus accrued and unpaid dividends.

The Series B Preferred has the same ranking as the Series A Preferred. The Series B Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, and must be redeemed in whole upon the eleventh anniversary of the date of issuance for an amount per share equal to the Series B Liquidation Preference plus accrued and unpaid dividends.

Additionally, holders of Series B Preferred may convert their Series B Preferred into Class B Common Stock at the Series B Market Conversion Rate (defined below) if the Acquisition Subsidiary: (1) fails to make a redemption payment on the Series A Preferred or the Series B Preferred, (2) fails to pay dividends when due on either the Series A Preferred or the Series B Preferred, (3) takes actions requiring the consents of the holders of the Series A Preferred or the Series B Preferred without obtaining such consents or (4) issues additional shares of the Series A Preferred or Series B Preferred, or reissues shares of either, in violation of their terms. The Series B Preferred also automatically converts into Class B Common Stock at the Series B Market Conversion Rate upon the bankruptcy or insolvency of the Acquisition Subsidiary or any of its Significant Subsidiaries.

The Series B Market Conversion Rate ("Series B Market Conversion Rate") equals the quotient obtained by dividing : (1) the per share Series B Liquidation Preference by (2) the average trading price per share of the Company's Common Stock for the 30 trading days immediately preceding the date of the holder's conversion notice or the date on which the bankruptcy case commences, as applicable. The Market Conversion Rate is subject to customary adjustment under certain circumstances.

Holders of Series B Preferred will have voting rights analogous to those of the holders of the Series A Preferred. Shares of Series B Preferred are freely transferable. Shares of Series B Preferred reacquired in any manner will be retired and may not be reissued as shares of Series B Preferred.


Series C Preferred Stock

A total of 40,000 shares of Series C Preferred were outstanding at June 30, 1999, in connection with the VMS Acquisition. Holders of the Series C Preferred are not entitled to preemptive rights. The Series C Preferred has an aggregate liquidation preference of $2,000,000 or $50 per share (the "Series C Liquidation Preference"). Each share of Series C Preferred accrues dividends at 11% per annum, payable in cash semi-annually in arrears. An escrow account in the amount of $1,000,000 has been established to cover future dividend payments. Upon liquidation, and after payment of amounts, if any, owed to all classes of capital stock ranked senior to the Series C Preferred, holders of shares of Series C Preferred will receive the Series C Liquidation Preference of such shares plus accrued and unpaid dividends. The Series C Preferred ranks senior to the Series A Preferred, the Series B Preferred and the Class A Common Stock in right of payment of the dividends. The Series C Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, and must be redeemed in whole upon the seventh anniversary of the date of issuance, in each case for an amount per share equal to the Series C Liquidation Preference plus accrued and unpaid dividends.

Holders of Series C Preferred are not entitled to voting rights, except under certain circumstances. Without the affirmative vote of the holders of a majority of the outstanding shares of Series C Preferred, the Acquisition Subsidiary may not take certain specified actions that would adversely affect the rights of the holders of the Series C Preferred. Shares of Series C Preferred reacquired in any manner will be retired and may not be reissued as shares of Series C Preferred.

Note 6 - Class B Common Stock
-----------------------------
In the event that Avis Rent A Car obtains the consent of its shareholders to amend its charter by June 30, 2000 to issue Class B Common Stock, Avis Rent A Car will authorize and reserve for issuance shares of Class B Common Stock to be issued upon the conversion of the Series A Preferred or the Series B Preferred.

The Class B Common Stock will rank (1) junior to any class or series of preferred stock of the Company and (2) pari passu with the Class A Common Stock in right of payment of dividends and on liquidation. The Class B Common Stock will be nonvoting.

At any time that the beneficial ownership by Cendant, together with any affiliate of Cendant (Cendant and such affiliates, the "Cendant Affiliates"), of the Class A Common stock is less than 20% of the voting power of the outstanding shares of Class A Common Stock, the Cendant Affiliates shall have the right to convert shares of Class B Common Stock into Class A Common Stock on a share-for-share basis in an amount such that the ownership by the Cendant Affiliates of the Class A Common Stock does not exceed 20% of the voting power of the outstanding shares of Class A Common Stock after giving effect to such conversion.

The Cendant Affiliates shall have the right to convert the Class B Common Stock into shares of Class A Common Stock on a share-for-share basis upon the occurrence of (1) a bankruptcy or insolvency of the Company and (2) a Preferred Stock Change of Control, other than any Preferred Stock Change of Control that is caused solely by the sale by the Cendant Affiliates of its shares of Class A Common Stock or Class B Common Stock.

Upon the transfer, sale or disposition for value to any person other than the Cendant Affiliates, each share of Class B Common Stock shall be automatically exchanged for the Class A Common Stock on a share-for-share basis.

Other than upon conversion of the Series A Preferred or the Series B Preferred, no additional shares of Class B Common Stock may be issued. Shares of Class B Common Stock shall be freely transferable. Shares of Class B Common Stock reacquired in any manner shall be retired and may not be reissued as shares of Class B Common Stock.

In connection with the VMS Acquisition, the Company entered into a registration rights agreement pursuant to which Cendant and certain transferees of Class B Common Stock and Class A Common Stock converted from the Class B Common stock held by Cendant (the "Holders") will have the right to require the Company to register all or part of the Class A Common Stock owned by such Holders under the Securities Act of 1933 as amended (the "Securities Act") (an "Acquisition Demand Registration"). However, the Company may postpone giving effect to an Acquisition Demand Registration for a period of up to 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalizaiton, reorganization or other material transaction or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders have the right to participate in any registrations by the Company of Class A Common Stock (an "Acquisition Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Acquisition Registration, and the Company will pay all out-of-pocket expenses incurred in connection with any Acquisition Demand Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such holders.

Note 7 - Comprehensive Income
-----------------------------

Comprehensive income is comprised of the following (in thousands):



                                                                 Three months ended          Six months ended
                                                                       June 30,                  June 30,
                                                                  1999        1998         1999         1998

Net income..................................................     $27,282     $22,350      $ 42,468     $29,758
Foreign currency translation adjustment.....................       2,280      (3,912)        2,680      (3,524)
                                                                --------     --------    -----------   --------
Comprehensive income........................................     $29,562     $18,438      $ 45,148     $26,234
                                                                ========     ========    ===========   ========

Note 8- Retirement Benefits
---------------------------
Effective January 1, 1999, the Company curtailed its defined benefit plans to its eligible salaried and hourly employees as of June 30, 1985. The Company recognized a non-recurring $7.5 million pre-tax gain as a result of the curtailment which was recorded in January 1999 and is included in Direct Operating expense on the accompanying Statement of Operations for the six months ended June 30, 1999.

Note 9- Financing and Debt
--------------------------
Debt outstanding at June 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                                                                               June 30,              December 31,
                                                                                                 1999                     1998
                                                                                              ------------            -----------
Commercial Paper Notes                                                                        $  1,463,996            $   678,377
Short-term notes-foreign                                                                           169,940                 74,881
Wright Express Federal Funds                                                                        21,957
Wright Express Certificates of Deposits                                                             49,651
Current portion of long-term debt -other                                                               512                  1,085
Current portion of long-term debt - acquisition financing                                            8,500
                                                                                              ------------            -----------
        Total Current Debt                                                                       1,714,556                754,343
                                                                                              ------------            -----------

Fleet Financing
Interim Domestic  Asset Backed Securities -Variable Funding Notes                                2,735,508
Interim Foreign  Asset Backed Securities -UK Advances                                              720,000
Series 1997-1A asset backed notes due July 2000 at  6.22%                                          800,000                800,000
Series 1997-1B asset backed notes due July 2002 at  6.40%                                          850,000                850,000
Series 1998-1 asset backed notes due February 2005 at  6.14%                                       600,000                600,000
Self funded notes                                                                                   26,853
Other                                                                                                5,689                 10,369
                                                                                              ------------            -----------
        Total fleet debt                                                                         5,738,050              2,260,369
                                                                                              ------------            -----------

Acquisition financing
Senior Subordinated Notes due May 2009 at 11.00%                                                   500,000
Term A Loan  Notes due June 2005                                                                   242,500
Term B Loan  Notes due June 2006                                                                   374,500
Term C Loan  Notes due June 2007                                                                   374,500
Revolving Credit Facility due June 2005                                                             73,000
                                                                                              ------------            -----------
        Total acquisition financing                                                              1,564,500
                                                                                                                      -----------
                                                                                              ------------

        Total Debt                                                                             $ 9,017,106            $ 3,014,712
                                                                                              ============            ===========


Commercial Paper Notes, Series 1997-1A, 1997-1B and 1998-1 Asset Backed Notes

On July 31, 1997, the Company through Avis Rent A Car System, Inc. ("ARACS") entered into a domestic integrated fleet financing program (the "Avis ABS Facility") that provides for up to $3.65 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the facility available for vehicles not covered by Repurchase Programs. As of June 30, 1999, the domestic integrated fleet financing program is $3.75 billion. The domestic integrated fleet financing program provides for the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Commercial Paper Notes") and $2.25 billion of asset-backed medium term notes (The "Medium Term Notes"). The Commercial Paper Notes and the Medium Term Notes are backed by a first priority security interest in the Company's fleet. Additional credit enhancement was provided for the Medium Term Notes by establishing an escrow account in the amount of $90 million, which is included in "Restricted Cash".

The weighted average interest rate on commercial paper borrowings was 5.0% and 5.7% for the six months ended June 30, 1999 and 1998, respectively.

Average commercial paper borrowings was $1,001 million and $737 million for the six months ended June 30, 1999 and 1998, respectively.


Short-Term Notes Foreign

The weighted average interest rates of the short-term notes-foreign as of June 30, 1999 and 1998 was 5.2% and 5.5%, respectively.

Certificates of Deposit

At June 30, 1999, scheduled maturities of certificates of deposit of $49,651 are all less than one year. The interest rates range from 5.09% to 5.5%.

Federal Funds Payable

Federal Funds Payable consists of federal funds purchased and is generally repaid within one to ten business days from the transaction date. At June 30, 1999, federal funds payable consist of three separate agreements totaling $21,957, bearing interest at rates of 5.875% and 6.375%.

Asset Backed Securities, Senior Subordinated Notes and Term Notes

In connection with the VMS Acquisition (see Note 4), Avis Rent A Car, Inc. :

(A) Refinanced the VMS existing fleet debt with the proceeds of $2,735,507 domestic and $720,000 foreign asset-backed securities issued pursuant to an offering of asset-backed securities (the "Interim VMS ABS Offering"), under certain fleet financing facilities and together with the Avis ABS facilities.

     The domestic securities comprising the Interim VMS ABS Offering are issued by a bankruptcy remote special purpose entity (the "Domestic ABS Issuer") and placed initially with a single multi-seller commercial paper conduit, and thereafter may be syndicated to one or more other bank sponsored conduits (collectively the "CP Conduits").

     The CP Conduits will acquire Domestic Variable funding notes ("VFNs"), Domestic Preferred Membership Interests and U.K. Advances using the proceeds of commercial paper issuances. In addition, from time to time, the Domestic ABS Issuer may issue medium-term notes secured by the Domestic ABS Assets, using the proceeds of any such offerings to reduce the amount of Domestic VFNs then outstanding.

     The interest rate is variable and is based on commercial paper notes plus a weighted average margin of approximately 45 basis points.

     The rate in effect at June 30, 1999 for the domestic and foreign asset-backed securities were 5.39% and 5.43 %, respectively.

(B) Issued $500,000 of Senior Subordinated Notes due May 1, 2009 with an interest rate of 11% (the "Senior Subordinated Notes"). The Senior Subordinated Notes are subordinated in the right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed on a senior subordinated basis by ARACS and other domestic subsidiary of the Company that guarantees the Senior Credit Facility (as defined). Interest is payable semi-annually commencing November 1, 1999.

(C) At June 30, 1999, the Company had outstanding the following term loans:

     Term Loans A, B, and C bear interest at either Chase Manhattan Bank's ("Chase") alternate base rate or the Eurodollar rate (at the Company's option) plus the applicable margin. The applicable margin for each type of loan is as follows:

                                         ABR Loans        Eurodollar Loans
                                         ---------        ----------------
           Revolving Loans                 1.75%               2.75%
           Term A Loan                     1.75%               2.75%
           Term B Loan                     2.25%               3.25%
           Term C Loan                     2.50%               3.50%


The Term A, B, and C Loans mature on June 30, 2005, 2006 and 2007, respectively, and require repayments of principal in quarterly installments.


Revolving Credit Facility

Under the terms of the Revolving Credit Facility, the Company had outstanding $73,000 as of June 30, 1999 at a variable interest rate with terms identical to the Term A Loan.


Self-Fund Notes

Self-fund notes represent loans made by customers to purchase leased vehicles. Repayment of these notes is matched to payments on the underlying lease including the disposal of the vehicles at maturity. Interest can be fixed or floating, depending on the underlying leases. The average interest rate at June 30, 1999, was 5.5%.

The agreements with the Company's lenders include a number of significant covenants that, among other things, restrict its ability to dispose of non-fleet assets, incur additional indebtedness, create liens, prohibit the payment of dividends, enter into certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict corporate activities. Certain of these agreements also require the Company to maintain specific financial ratios. At June 30, 1999, the Company was in compliance with all such covenants related to these agreements.


Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements
---------------------------------------------------------------------
In connection with the VMS Acquisition and as part of the financing thereof, Avis Rent A Car, Inc. (the "Parent") issued and sold the Senior Subordinated
Notes (see Note 9) in a transaction exempt from registration under the Securities Act. The Senior Subordinated Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of the Parent's domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of December 31, 1998 and June 30, 1999 and for the three and six months ended June 30, 1999 and 1998, respectively, of: (a); the Parent (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted using the equity method for purposes of the consolidating presentation. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions (in thousands):

Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been made because management has determined that such information is not material to holders of the Senior Subordinated Notes.


Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements Continued
------------------------------------------------------------------------------

                                                                                          Condensed
                                                                              Consolidating Statements of Operations
                                                                              For the Six Months Ended June 30, 1999

                                                                                              Non-                        Avis Rent
                                                          Avis Rent      Guarantor         Guarantor                     A Car, Inc.
                                                         A Car, Inc.     Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                        ---------------  --------------  ---------------  ------------  ------------
Revenue                                                                  $ 1,086,437     $    117,937     $             $  1,204,374
-------
                                                        ---------------  --------------  ---------------  ------------  ------------
Direct operating, net............................                            421,062           55,876                        476,938
Vehicle depreciation and lease charges, net......                            281,621           29,546                        311,167
Selling, general and administrative..............                            214,450           16,732                        231,182
Interest, net....................................       $     6,918           95,556            1,888                        104,362
Amortization of cost in excess of net
   assets acquired...............................                              6,255               96                          6,351
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                              6,918        1,018,944          104,138                      1,130,000
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                             (6,918)          67,493           13,799                         74,374
Equity in earnings of subsidiaries...............            46,965            9,374                           (56,339)
                                                        ---------------  --------------  ---------------  ------------  ------------
Income before provision for income taxes.........            40,047           76,867           13,799          (56,339)       74,374
Provision for income taxes.......................            (2,421)          29,902            4,425                         31,906
                                                        ---------------  --------------  ---------------  ------------  ------------
    Net income...................................       $    42,468      $    46,965     $      9,374     $    (56,339) $     42,468
                                                        ===============  ==============  ===============  ============  ============




                                                                                              Condensed
                                                                              Consolidating Statements of Operations
                                                                              For the Six Months Ended June 30, 1998

                                                                                              Non-                       Avis Rent
                                                          Avis Rent      Guarantor         Guarantor                     A Car, Inc.
                                                         A Car, Inc.     Subsidiaries     Subsidiaries    Eliminations  Consolidated

                                                        ---------------  --------------  ---------------  ------------  ------------
Revenue                                                 $                $   975,294     $    111,376     $             $  1,086,670
-------
                                                        ---------------  --------------  ---------------  ------------  ------------
Direct operating, net............................                            389,323           51,361                        440,684
Vehicle depreciation and lease charges, net......                            248,580           28,814                        277,394
Selling, general and administrative..............                            196,641           16,473                        213,114
Interest, net....................................             6,916           88,234            1,668                         96,818
Amortization of cost in excess of net
   assets acquired...............................                              5,449               72                          5,521
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                              6,916          928,227           98,388                      1,033,531
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                             (6,916)          47,067           12,988                         53,139
Equity in earnings of subsidiaries...............            34,253            8,473                           (42,726)
                                                        ---------------  --------------  ---------------  ------------  ------------
Income before provision for income taxes.........            27,337           55,540           12,988          (42,726)       53,139
Provision for income taxes.......................            (2,421)          21,287            4,515                         23,381
                                                        ---------------  --------------  ---------------  ------------  ------------
    Net income...................................       $    29,758      $    34,253     $      8,473     $    (42,726) $     29,758
                                                        ===============  ==============  ===============  ============  ============


Note 10 - Guarantor and Non -Guarantor Condensed Financial Statements Continued
-------------------------------------------------------------------------------


                                                                                              Condensed
                                                                              Consolidating Statements of Operations
                                                                              For the Three Months Ended June 30, 1999

                                                                                              Non-                        Avis Rent
                                                          Avis Rent      Guarantor         Guarantor                     A Car, Inc.
                                                         A Car, Inc.     Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                        ---------------  --------------  ---------------  ------------  ------------
Revenue                                                                  $   578,867     $     58,590     $             $    637,457
-------
                                                        ---------------  --------------  ---------------  ------------  ------------
Direct operating, net............................                            222,716           28,057                        250,773
Vehicle depreciation and lease charges, net......                            147,379           14,386                        161,765
Selling, general and administrative..............                            111,700            8,681                        120,381
Interest, net....................................       $     3,459           49,363              995                         53,817
Amortization of cost in excess of net
   assets acquired...............................                              3,128               49                          3,177
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                              3,459          534,286           52,168                        589,913
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                             (3,459)          44,581            6,422                         47,544
Equity in earnings of subsidiaries...............            29,531            4,387                           (33,918)
                                                        ---------------  --------------  ---------------  ------------  ------------
Income before provision for income taxes.........            26,072           48,968            6,422          (33,918)       47,544
Provision for income taxes.......................            (1,210)          19,437            2,035                         20,262
                                                        ---------------  --------------  ---------------  ------------  ------------
    Net income...................................       $    27,282      $    29,531     $      4,387     $    (33,918) $     27,282
                                                        ===============  ==============  ===============  ============  ============



                                                                                               Condensed
                                                                              Consolidating Statements of Operations
                                                                              For the Three Months Ended June 30, 1998

                                                                                              Non-                        Avis Rent
                                                          Avis Rent      Guarantor         Guarantor                     A Car, Inc.
                                                         A Car, Inc.     Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                        ---------------  --------------  ---------------  ------------  ------------
Revenue                                                 $                $   520,354     $     54,926     $             $    575,280
-------
                                                        ---------------  --------------  ---------------  ------------  ------------
Direct operating, net............................                            204,941           25,312                        230,253
Vehicle depreciation and lease charges, net......                            129,645           14,387                        144,032
Selling, general and administrative..............                            100,557            8,409                        108,966
Interest, net....................................             3,457           44,809              884                         49,150
Amortization of cost in excess of net
   assets acquired...............................                              2,928               41                          2,969
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                              3,457          482,880           49,033                        535,370
                                                        ---------------  --------------  ---------------  ------------  ------------
                                                             (3,457)          37,474            5,893                         39,910
Equity in earnings of subsidiaries...............            24,597            4,414                           (29,011)
                                                        ---------------  --------------  ---------------  ------------  ------------
Income before provision for income taxes.........            21,140           41,888            5,893          (29,011)       39,910
Provision for income taxes.......................            (1,210)          17,291            1,479                         17,560
                                                        ---------------  --------------  ---------------  ------------  ------------
    Net income...................................       $    22,350      $    24,597     $      4,414     $    (29,011) $     22,350
                                                        ===============  ==============  ===============  ============  ============



Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements Continued
------------------------------------------------------------------------------


                                                                                             Condensed
                                                                         Consolidating Statements of Financial Position
                                                                                         June 30, 1999

                                                                                            Non-                          Avis Rent
                                                          Avis Rent      Guarantor        Guarantor                      A Car, Inc.
                                                         A Car, Inc.     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                        ---------------  -------------  --------------   -------------  ------------
ASSETS
Cash and cash equivalents........................       $    15,359      $    67,177    $    197,834                     $   280,370
Restricted cash..................................                                            189,680                         189,680
Accounts receivable, net.........................             3,952          221,870         684,489                         910,311
Finance lease receivables........................                             43,123         297,745                         340,868
Due from affiliates, net.........................         1,404,419         (205,897)     (1,198,522)
Prepaid expenses.................................                             49,108          13,104                          62,212
Vehicles, net....................................                            (44,079)      7,707,349                       7,663,270
Property and equipment, net......................                            174,367          82,747                         257,114
Investment in subsidiaries.......................           982,919          693,948         134,020     $ (1,810,887)
Other assets.....................................             1,001           62,285          25,313                          88,599
Cost in excess of net assets
    Acquired, net................................                            518,948       1,277,255                       1,796,203
                                                        ---------------  -------------  --------------   -------------  ------------
Total assets.....................................       $ 2,407,650      $ 1,580,850    $  9,411,014     $ (1,810,887)   $11,588,627
                                                        ===============  =============  ==============   =============  ============

LIABILITIES, PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY
Accounts payable.................................                        $   233,282    $    390,996                    $    624,278
Accrued liabilities, net.........................       $     1,063          327,806          23,875                         352,744
Deferred income..................................                             24,445          40,930                          65,375
Due to affiliates................................           231,550         (380,179)        228,306                          79,677
Current income tax liabilities...................                             (9,172)         59,572                          50,400
Deferred income tax liabilities..................           (13,106)         114,911          40,775                         142,580
Public liability, property damage and other
   insurance liabilities, net....................                            223,674          55,650                         279,324
Debt.............................................         1,573,000           63,164       7,380,942                       9,017,106
Preferred stock..................................                                            362,000                         362,000
Common stockholders' equity......................           615,143          982,919         827,968     $ (1,810,887)       615,143
                                                     ------------------  -------------  --------------   -------------  ------------
Total liabilities, preferred stock and
   common stockholders' equity...................       $ 2,407,650      $ 1,580,850    $  9,411,014     $ (1,810,887)  $ 11,588,627
                                                        ===============  =============  ==============   =============  ============


Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements Continued
------------------------------------------------------------------------------

                                                                                               Condensed
                                                                                Consolidating Statements of Financial Position
                                                                                         December 31, 1998

                                                                                            Non-                          Avis Rent
                                                         Avis Rent A     Guarantor        Guarantor                      A Car, Inc.
                                                         A Car, Inc.     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                        ---------------  -------------  --------------   ------------   ------------
ASSETS
Cash and cash equivalents........................       $        11      $     9,776    $     19,964                     $    29,751
Restricted cash..................................                              2,000         131,284                         133,284
Accounts receivable, net.........................                            136,112         224,462                         360,574
Prepaid expenses.................................                             34,666           7,417                          42,083
Vehicles, net....................................                            (73,213)      3,238,029                       3,164,816
Property and equipment, net......................                            129,090          15,955                         145,045
Investment in subsidiaries.......................           533,274          422,146                     $   (955,420)
Other assets.....................................                             38,127           2,463                          40,590
Deferred income tax assets.......................             9,686          111,093                                         120,779
Cost in excess of net assets
    acquired, net................................                            465,321           2,819                         468,140
                                                        ---------------  -------------  --------------   --------------  -----------
Total assets.....................................       $   542,971      $ 1,275,118    $  3,642,393     $   (955,420)   $ 4,505,062
                                                        ===============  =============  ==============   ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.................................                        $   112,220    $     86,261                     $   198,481
Accrued liabilities, net.........................       $       969          277,018          48,217                         326,204
Due to affiliates, net...........................           (80,612)         112,605          (9,700)                         22,293
Current income tax liabilities...................                             19,413           3,632                          23,045
Deferred income tax liabilities..................                                             28,504                          28,504
Public liability, property damage and other
   insurance liabilities, net....................                            218,811          50,398                         269,209
Debt.............................................                              1,777       3,012,935                       3,014,712
Stockholders' equity.............................           622,614          533,274         422,146     $   (955,420)       622,614
                                                        ===============  =============  ==============   =============   ===========
Total liabilities and stockholders' equity.......       $   542,971      $ 1,275,118    $  3,642,393     $   (955,420)   $ 4,505,062
                                                        ===============  =============  ==============   =============  ============



Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements Continued
------------------------------------------------------------------------------


                                                                                          Condensed
                                                                            Consolidating Statements of Cash Flows
                                                                            For the Six Months Ended June 30, 1999

                                                                                              Non-                        Avis Rent
                                                          Avis Rent      Guarantor         Guarantor                     A Car, Inc.
                                                         A Car, Inc.     Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                        ---------------  --------------  ---------------  ------------  ------------
Cash Flows from operating activities:
Net income.......................................       $    42,468      $    37,591     $     9,374      $   (46,965)   $   42,468
Adjustments to reconcile net income to net cash
provided by......................................
    operating activities:........................             3,856          298,413         (45,568)                       256,701
                                                        ---------------  --------------  ---------------  ------------  ------------
Net cash provided by (used in)operating
    activities.......................................        46,324          336,004         (36,194)         (46,965)      299,169
                                                        ---------------  --------------  ---------------  ------------  ------------

Cash flows form investing activities:............
Payments for vehicle additions...................                             89,213      (2,583,460)                    (2,494,247)
Vehicle deletions................................                           (259,369)      1,778,843                      1,519,474
Payments for additions to property and equipment.                            (16,761)         (1,192)                       (17,953)
Retirements of property and equipment............                              1,056              17                          1,073
Investment in subsidiaries.......................           (49,645)                                           49,645
Payment for purchase of licensees, net of cash
   acquired of $11,065...........................                            (42,503)                                       (42,503)
Payment for purchase of PHH Holdings, net of cash
   acquired of $170,568..........................        (1,330,932)                                                     (1,330,932)
                                                        ---------------  --------------  ---------------  ------------  ------------
     Net cash used in investing activities.......        (1,380,577)        (228,364)       (805,792)          49,645    (2,365,088)
                                                        ---------------  --------------  ---------------  ------------  ------------

Cash flows from financing activities:
Net increase in (repayment of) debt..............         1,573,000          (67,953)        866,950                      2,371,997
Payments for debt issuance costs.................            (1,600)             (35)                                        (1,635)
Purchase of treasury stock.......................           (57,237)                                                        (57,237)
Other............................................             3,326                                                           3,326
Cash dividends...................................                              4,866          (4,866)
                                                        ---------------  --------------  ---------------  ------------  ------------
    Net cash provided by (used in) financing
   activities....................................         1,517,489          (63,122)        862,084                      2,316,451
                                                        ---------------  --------------  ---------------  ------------  ------------

Effect of exchange rate changes on cash..........             2,680                               87           (2,680)           87
                                                        ---------------  --------------  ---------------  ------------  ------------

Net increase in cash and cash equivalents........           185,916           44,518          20,185                        250,619
Cash and cash equivalents at beginning of period.                11            9,776          19,964                         29,751
                                                        ===============  ==============  ===============  ============  ============
Cash and cash equivalents at end of  period......       $   185,927      $    54,294     $    40,149      $              $  280,370
                                                        ===============  ==============  ===============  ============  ============




Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements Continued
------------------------------------------------------------------------------


                                                                                            Condensed
                                                                            Consolidating Statements of Cash Flows
                                                                            For the Six Months Ended June 30, 1998
                                                                                                                          Avis Rent
                                                         Avis Rent A                           Non-                      A Car, Inc.
                                                          Car, Inc.       Guarantor         Guarantor     Eliminations  Consolidated
                                                        ---------------   --------------  --------------  ------------  ------------
Cash Flows from operating activities:
Net income.......................................       $    29,758       $    25,778     $     8,473      $   (34,251)  $   29,758
Adjustments to reconcile net income to net cash
provided by......................................
    operating activities:........................          (156,701)          276,735           8,867                       128,901
                                                        ---------------   --------------  --------------  -------------  -----------
    Net cash provided by (used in) operating activities    (126,943)          302,513          17,340          (34,251)     158,659
                                                        ---------------   --------------  --------------  -------------  -----------

Cash flows form investing activities:............
Payments for vehicle additions...................                              70,072      (1,989,727)                   (1,919,655)
Vehicle deletions................................                             (84,739)      1,467,327                     1,382,588
Payments for additions to property and equipment.                             (19,874)         (1,214)                      (21,088)
Retirements of property and equipment............                               2,365             189                         2,554
Investment in subsidiaries.......................           (31,126)                                            31,126
Payment for purchase of  licensees...............                            (222,506)         (9,969)                     (232,475)
                                                        ---------------   --------------  --------------  -------------  -----------
     Net cash used in investing activities.......           (31,126)         (254,682)       (533,394)          31,126     (788,076)
                                                        ---------------   --------------  --------------  -------------  -----------

Cash flows from financing activities:
Net increase in debt.............................                            (54,507)        510,573                        456,066
Payments for debt issuance costs.................                             (3,832)                                        (3,832)
Proceeds from  public offering...................           161,194                                                         161,194
                                                        ---------------  --------------  --------------  --------------  -----------
    Net cash provided by (used in) financing
   activities....................................           161,194          (58,339)        510,573                        613,428
                                                        ---------------  --------------  --------------  --------------  -----------

Effect of exchange rate changes on cash..........            (3,125)                            (428)           3,125          (428)
                                                        ---------------  --------------  --------------  --------------  -----------

Net decrease in cash and cash equivalents........                            (10,508)         (5,909)                       (16,417)
Cash and cash equivalents at beginning of period.                11           27,199          17,689                         44,899
                                                        ===============  ==============  ==============  ==============  ===========
Cash and cash equivalents at end of  period......       $        11      $    16,691     $    11,780      $         -    $   28,482
                                                        ===============  ==============  ==============  ==============  ===========




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

The results of operations discussion and analysis below do not include the results of operations of VMS which the Company acquired on June 30, 1999 (see
Note 4 - to the condensed consolidated financial statements included in Item 1 above).


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):



                                                Three Months Ended                Three Months Ended
                                                   June 30, 1999                    June 30, 1998
                                           ------------------------------   --------------------------------
                                                            Percentage                         Percentage
                                                            of Revenue                         of Revenue
                                           --------------- --------------   ------------------ -------------

Revenue...............................     $   637,457         100.0%           $   575,280        100.0%
                                           --------------- --------------   ------------------ -------------
     Directoperating..................         250,773          39.3                230,253         40.0
     Vehicle depreciation and
       lease charges, net.............         161,765          25.4                144,032         25.0
     Selling, general and
       administrative.................         120,381          18.9                108,966         18.9

     Interest, net....................          53,817           8.4                 49,150          8.6

     Amortization of cost in excess
       of  net assets acquired........           3,177           0.5                  2,969          0.5
                                           --------------- --------------   ------------------ -------------
                                               589,913          92.5                535,370         93.0
                                           --------------- --------------   ------------------ -------------
Income before provision for
   income taxes.......................          47,544           7.5                 39,910          7.0
Provision for income taxes............          20,262           3.2                 17,560          3.1
                                           =============== ==============   ================== =============
Net income............................     $    27,282           4.3%           $    22,350          3.9%
                                           =============== ==============   ================== =============


Revenue

Revenue increased 10.8%, from $575.3 million to $637.5 million, compared to the same period in 1998. The increase in revenue is due primarily to overall market demand (9.3%) and the acquisition of the Hayes Leasing Company, Inc. on May 1, 1998 (1.5%). The revenue increase reflected an 8.2% increase in the number of rental transactions and a 2.4% increase in revenue per rental transaction.

Costs and Expenses

Total costs and expenses increased 10.2%, from $535.4 million to $589.9 million, compared to the same period in 1998. Direct operating expenses increased 8.9%, from $230.3 million to $250.8 million, compared to the same period in 1998. As a percentage of revenue, direct operating expenses declined to 39.3%, from 40.0 % for the corresponding period in 1998. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.8% of revenue), and lower airport commissions (0.8% of revenue). These were partially offset by higher computer services costs (0.5% of revenue) and higher compensation costs (0.3% of revenue).

Vehicle depreciation and lease charges increased 12.3%, from $144.0 million to $161.8 million, compared to the same period in 1998. As a percentage of revenue, vehicle depreciation and lease charges were 25.4% of revenue, as compared to 25.0% of revenue for the corresponding period in 1998. The change reflected a 9.4% increase in the average rental fleet combined with a higher monthly cost per vehicle.

Selling, general and administrative expenses increased 10.5%, from $109.0 million to $120.4 million, compared to the same period in 1998. The increase was due to higher reservation costs, higher royalty fees, and higher general and administrative expenses.

Interest expense increased 9.5%, from $49.2 million to $53.8 million, compared to the same period in 1998, due to higher borrowings required to finance the growth of the rental fleet, partially offset by lower average interest rates.

The provision for income taxes for the three months ended June 30, 1999 increased 15.4%, from $17.6 million to $20.3 million, compared to the same period in 1998. The effective income tax rate was 42.6%, down from 44.0% for the corresponding period in 1998. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 22.1%, from $22.4 million to $27.3 million, compared to the same period in 1998. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):



                                                 Six Months Ended                  Six Months Ended
                                                   June 30, 1999                    June 30, 1998
                                           ------------------------------   --------------------------------
                                                            Percentage                         Percentage
                                                            of Revenue                         of Revenue
                                           --------------- --------------   ------------------ -------------
Revenue..............................        $1,204,374         100.0%          $ 1,086,670         100.0%
                                           --------------- --------------   ------------------ -------------
Costs and expenses:
     Direct operating.................          476,938          39.6               440,684          40.6

     Vehicle depreciation and
       lease charges, net.............          311,167          25.8               277,394          25.5

     Selling, general and
       administrative................           231,182          19.2               213,114          19.6
     Interest, net....................          104,362           8.7                96,818           8.9
     Amortization of cost in
       excess of net assets acquired              6,351           0.5                 5,521           0.5
                                           --------------- --------------   ------------------ -------------
                                              1,130,000          93.8             1,033,531          95.1
                                           --------------- --------------   ------------------ -------------
Income before provision for
       income taxes...................           74,374          6.2                 53,139           4.9

Provision for income taxes............           31,906           2.7                23,381           2.2
                                           =============== ==============   ================== =============
Net income............................       $   42,468           3.5%          $   29,758            2.7%
                                           =============== ==============   ================== =============

Revenue

Revenue increased 10.8%, from $1,086.7 million to $1,204.4 million, compared to the same period in 1998. The increase in revenue is due primarily to overall market demand (8.1%) and the acquisition of the Hayes Leasing Company, Inc. on May 1, 1998 (2.7%). The revenue increase reflected a 9.5% increase in the number of rental transactions and a 1.2% increase in revenue per rental transactions.

Costs and Expenses

Total costs and expenses increased 9.3%, from $1,033.5 million to $1,130.0 million, compared to the same period in 1998. Direct operating expenses increased 8.2%, from $440.7 million to $476.9 million, compared to the same period in 1998. As a percentage of revenue, direct operating expenses declined to 39.6%, from 40.6% for the corresponding period in 1998. Direct operating expense included a one-time $7.5 million credit (0.6% of revenue), resulting from the curtailment of the Company's Deferred Benefit Plan. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.4% of revenue), and lower airport commissions (0.9% of revenue) and were partially offset by higher compensation costs (0.5% of revenue), and higher computer services costs (0.4% of revenues).

Vehicle depreciation and lease charges increased 12.1%, from $277.4 million to $311.2 million, compared to the same period in 1998. As a percentage of revenue, vehicle depreciation and lease charges were 25.8% of revenue, as compared to 25.5% of revenue for the corresponding period in 1998. The change reflected a 9.6% increase in the average rental fleet combined with a higher monthly cost per vehicle.

Selling, general and administrative expenses increased 8.5%, from $213.1 million to $231.2 million, compared to the same period in 1998. The increase was due to higher reservation costs, higher general and administrative expenses, and higher royalty fees.

Interest expense increased 7.8%, from $96.8 million to $104.4 million, compared to the same period in 1998, due to higher borrowings required to finance the growth of the rental fleet, partially offset by lower average interest rates.

The provision for income taxes for the six months ended June 30, 1999, increased to $31.9 million, from $23.4 million for the same period in 1998. The effective income tax rate was 42.9%, down from 44.0% for the corresponding period in 1998. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net income increased 42.7%, from $29.8 million to $42.5 million, compared to the same period in 1998. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of acquisition indebitness. For the six months ended June 30 1999, pro forma for the VMS Acquisition, the Company's expenditures for new vehicles would have been approximately $4.9 billion and proceeds from the disposition of used vehicles would have been approximately $3.2 billion. For 1999, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1998. Since the late 1980's, Avis has acquired vehicles related to its car rental operations primarily pursuant to Repurchase Programs. Repurchase prices under the Repurchase Programs are based on either
(1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount. These Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance. VMS has historically not participated in Repurchase Programs and management does not expect to do so in the future. Generally, customers with open-end leases, which make up approximately 85% of VMS' lease portfolio, bear the residual risk with respect to their vehicles, whereas with respect to closed-end leases, which made up approximately 15% of VMS' lease portfolio, VMS bears such residual risk. Avis and VMS have established methods for disposition of used vehicles that are not covered by Repurchase Programs.

Historically, Avis' financing requirements for vehicles have typically reached an annual peak during the second and third calendar quarters, as fleet levels build in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of vehicle and rental demand. Management expects that this pattern will continue with the addition of VMS, whose cash requirements have historically been relatively consistent over the course of a given year.

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. Customer receivables also provide liquidity with approximately 10 days of daily sales outstanding.

Pro forma for the VMS Acquisition, the Company would have made capital investments for property improvements totaling $49.4 million for the six months ended June 30 1999, and $60.8 million for the six months ended June 30, 1998.

Management has an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability.

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company will guarantee only the borrowings of its subsidiary in Argentina. At June 30, 1999, the total debt for the Company's international operations is approximately $900 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

Avis Rent A Car, Inc. is party to a credit agreement (the "New Credit Facility") which provides for up to $1.35 billion of borrowings in the form of (1) A Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility. The loans under the New Credit Facility bear interest at variable rates at fixed margin, above either The Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The New Credit Facility is guaranteed by each U.S subsidiary of Avis Rent A Car, Inc., but excluding any insurance subsidiaries, banking subsidiaries, and securitization or other vehicle financing subsidiaries. All borrowings by the Company under the New Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the New Credit Facility excluding assets that secure the ABS Facilities, and by a pledge of all the capital stock of each of Avis Rent A Car, Inc.'s U.S. subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries.

The Senior Subordinated Notes (the "Notes") will mature in 2009. Avis Rent A Car, Inc.'s obligation under the Notes are subordinate and junior in right of payment in all existing and future senior indebtedness of the Company, including all indebtedness under the New Credit Facility. The obligations of the Company under the Notes and the Indenture will be guaranteed on a senior subordinated basis by each of the Company's U.S. subsidiaries, other than its banking subsidiaries, insurance subsidiaries and securitization and other vehicle financing subsidiaries which have not guaranteed senior indebtedness of the Company. The New Credit Facility and the Indenture contain numerous financing and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge with other entities and otherwise restrict corporate activities. The New Credit Facility and the Indenture contain customary events of default.

The Avis ABS Facility

Avis, which comprises all of the operations of the company other than VMS related operations, has a domestic integrated financing program that as of June 30, 1999 provides for up to $3.75 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the Avis ABS Facility available for vehicles not covered by Repurchase Programs. The Avis ABS Facility provides for the issuance of up to $1.5 billion of asset backed variable funding notes (the "Variable Funding Notes") and $2.25 billion of asset-backed medium term notes are outstanding under the Avis ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in Avis's fleet. The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by MBIA and as a result are rated AAA by S&P and Aaa by Moody's. At June 30, 1999, Avis had approximately $3.7 billion of debt outstanding under the Avis ABS Facility. At June 30, 1999, Avis had approximately $34 million of additional credit available for vehicle purchases.

Based on current market conditions and Avis' current banking relationships, management expects to fund maturities of the Medium Term Notes either by the issuance of new medium term notes or an increase in the outstanding principal amount of the Variable Funding Notes depending on market conditions at the time the Medium Term Notes mature. However, management cannot be sure that this will occur.

The Interim VMS ABS Facility

VMS currently has an interim $3.6 billion vehicle financing program (the "Interim VMS ABS Facility" and, together with the Avis ABS Facility, the "ABS Facilities") supported by leases and vehicles owned by VMS and to initially consist of (1) up to $2.5 billion of variable funding asset-backed notes supported by U.S. leases and vehicles, (2) up to $236 million of asset-backed preferred membership interests supported by U.S. leases and vehicles and (3) an advance of up to $829 million under an asset-backed facility to PHH United Kingdom guaranteed by various PHH United Kingdom entities and supported by all of the assets of such entities, each of which will be placed with one or more multi-seller commercial paper conduits. The Company intends to refinance the Interim VMS ABS Facility through the issuance of medium-term notes and bank conduits.

Seasonality

The Company's car rental business is seasonal, with decreased travel in winter months and heightened activity in spring and summer. To accomodate increased demand, the Company increases its available fleet during the second and third quarters. Since VMS' business is generally not seasonal, these patterns of seasonality are expected to continue. Certain of the Company's operating expenses are fixed and cannot be reducedduring periods of decreased rental demand. In certain geographic markets, theimpact of seasonality has been reduced by emphasizing leisure or business travelin the off-peak season.

Recent Accounting Standards

A recent pronouncement of the Financial Accounting Standards Board which are not required to be adopted at this date, is Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.

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

The Company's state of readiness, contingency plans, Year 2000 costs and possible consequences from Year 2000 problems are as follows:

(i)  State of Readiness
     The Company has implemented a comprehensive plan to address the Year 2000 requirements in its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide vehicle reservations, rental services and vehicle management services. The Company's comprehensive plan includes (i) the identification of all mission critical systems and the inventory of all hardware and software affected by the Year 2000; (ii) assessment of these systems including prioritization; (iii) modification, upgrading and replacement of the affected systems; and (iv) testing of the systems. The Company is using both internal and external sources to implement its plan. The Company has completed the remediation of its mission critical systems including the modification, upgrading and replacement of the affected systems. The Company has completed the testing of substantially all of these mission critical systems. The Company currently believes its mission critical systems will be Year 2000 compliant by the end of the summer of 1999.

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

(iii) Year 2000 Costs
     Total costs of hardware and software remediation are expected to be $26.2 million including $2.7 million related to VMS. Costs of hardware and software remediation were approximately $3.0 million in 1997, $8.4 million in 1998 and are estimated to be approximately $12.8 million in 1999 and $2.0 million in 2000. Costs of hardware and software remediation were approximately $5.2 million for the six months ended June 30, 1999. These estimates include the costs of certain equipment and software for which planned replacement was accelerated due to Year 2000 requirements. In addition, they reflected the cost of redeploying certain internal resources to address the Year 2000 requirements. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from these estimates. The Company expects to finance these costs through internally generated cash flow and existing credit facilities.

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

ITEM 3: QUANTATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Financial Disclosures About Market Risk

The Company has derivative financial instruments at June 30, 1999 that are sensitive to changes in interest rates on its debt obligations and on its interest rate swap agreements. There have been no material changes to the Company's derivative financial instruments for the quarter ended June 30, 1999. However, in connection with the VMS Acquisition and in order to reduce the risks from interest rate fluctuations, the Company has entered into a domestic 10 year interest rate cap agreement and a foreign five year agreement on notional amounts of US $526,361,951 and LBS Sterling 436,134,125, respectively.
The agreements limit the domestic and foreign interest rate exposure to 5.675% and 6.50% respectively.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avis Rent A Car, Inc.
                              ---------------------
                                  (Registrant)





Dated:   August 15, 1999                               By:  /s/ Kevin M. Sheehan
                                             -----------------------------------
                                               President-Corporate and Business
                                            Affairs and Chief Financial Officer
                                                   (principal financial officer)




Dated:   August 15, 1999                             By:  /s/ Timothy M. Shanley
                                             -----------------------------------
                                                   Vice President and Controller
                                                  (principal accounting officer)

                           Part II. Other Information

ITEM: 6(a)    EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Exhibits filed with Form 10-Q for the quarter ended June 30, 1999 under the Securities Exchange Act of 1934.

                              AVIS RENT A CAR, INC.

                         Commission file number 1-13315


                                  EXHIBIT INDEX


Exhibit
  No.                     Description                              Page No.


  27                      Financial Data Schedule for
                          the Six months ended June 30, 1999         28








ITEM: 6(b)    REPORT ON FORM 8-K


On May 25, 1999, the Company filed a Form 8-K, which included a News Release announcing that Avis Rent A Car, Inc. had signed an agreement with Cendant Corporation to acquire PHH and Wright Express vehicle management and fuel card businesses for $1.8 billion. The transaction was funded through a combination of debt and preferred stock consisting of approximately $1 billion in bank facilities, $500 million of high yield securities and $360 million in preferred stock.