Form 10-Q
period 1999-10-30
AVIS RENT A CAR INC
filed 1999-11-15
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                         FORM 10-Q


For the quarterly period ended September 30, 1999

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 15, 1999: Common Stock, $.01 par value - Class A 31,130,212 shares.

AVIS RENT A CAR, INC.
INDEX

PART I. Financial Information




ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



          Consolidated Statements of
              Operations for the Three months and Nine months ended September 30, 1999 and 1998

          Consolidated Statements of Financial
              Position as of September 30, 1999
              and December 31, 1998

          Consolidated Statements of Cash Flows for the Nine months ended September 30, 1999 and 1998

          Notes to the Condensed Consolidated
              Financial Statements


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


ITEM 3.   QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
          ABOUT MARKET RISKS


PART II. Other Information

ITEM 6(a) EXHIBITS

ITEM 6(b) REPORTS ON FORM 8-K

AVIS RENT A CAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)




                                                      Three months ended                    Nine months ended
                                                          September 30,                       September 30,

                                                         1999          1998                1999          1998

Revenue:
Vehicle rental..................................     $   709,555     $652,385          $ 1,913,929   $ 1,739,055
Vehicle leasing and other fee based.............         410,993                           410,993
                                                     -----------     --------          -----------   -----------
                                                       1,120,548      652,385            2,324,922     1,739,055
                                                     -----------     --------          -----------   -----------

Costs and Expenses:
Direct operating, net...........................         266,777      263,618              735,801       697,407
Vehicle depreciation and lease charges, net.....         436,535      166,788              747,702       444,182
Selling, general and administrative.............         177,118      109,210              408,300       322,324
Interest, net...................................         145,348       51,149              245,273       143,781
Non-vehicle depreciation and amortization.......          11,019        5,748               23,370        16,829
Amortization of cost in excess of
   net assets acquired .........................          11,977        3,166               18,328         8,687
                                                     -----------     --------          -----------   -----------
                                                       1,048,774      599,679            2,178,774     1,633,210
                                                     -----------     --------          -----------   -----------

Income before provision for income taxes .......          71,774       52,706              146,148       105,845
Provision for income taxes......................          32,399       22,568               64,305        45,949
                                                     -----------     --------          -----------   -----------
Net income......................................          39,375       30,138               81,843        59,896
Preferred stock dividend........................           4,555                             4,555
                                                     -----------     --------          -----------   -----------
Earnings applicable to common stockholders......      $   34,820     $ 30,138          $    77,288   $    59,896
                                                     ===========     ========          ===========   ===========

Earnings per share:

Basic...........................................     $      1.12     $   0.85          $      2.46   $     1.74
                                                     ===========     ========          ===========   ===========

Diluted ........................................     $     1.10      $   0.83          $      2.40   $      1.70
                                                     ==========      ========          ===========   ==========


See accompanying notes to the condensed consolidated financial statements.

AVIS RENT A CAR, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)


                                                            September 30,          December 31,
                                                                1999                  1998
                                                            --------------      ----------------
                                                             (Unaudited)
ASSETS

Cash and cash equivalents................................   $       83,004          $     29,751
Cash on deposit with financial institution...............          123,517
Restricted cash..........................................          190,294               133,284
Accounts receivable, net.................................        1,177,729               360,574
Finance lease receivables................................          956,005
Prepaid expenses.........................................           53,958                42,083
Vehicles, net ...........................................        6,479,170             3,164,816
Property and equipment, net..............................          197,616               145,045
Deferred income tax assets...............................                                120,779
Cost in excess of net assets acquired, net...............        1,836,566               468,140
Other assets ............................................          105,547                40,590
                                                            --------------      ----------------

   Total assets..........................................   $   11,203,406      $      4,505,062
                                                            ==============      ================

LIABILITIES, PREFERRED STOCK AND
   COMMON STOCKHOLDERS' EQUITY
Accounts  payable........................................   $      500,163      $        198,481
Accrued liabilities .....................................          415,765               326,204
Deferred income..........................................           43,148
Due to affiliates, net...................................           43,048                22,293
Current income tax liabilities...........................           54,989                23,045
Deferred income tax liabilities, net ....................          123,365                28,504
Public liability, property damage and
   other insurance liabilities, net .....................          282,817               269,209
Debt ....................................................        8,716,227             3,014,712
                                                            --------------      ----------------

   Total liabilities ...................................        10,179,522             3,882,448
                                                            --------------      ----------------

Commitments and contingencies

Class A Preferred stock .................................          360,000
Class B Preferred stock..................................            4,500
Class C Preferred stock..................................            2,000
                                                            --------------

   Total Preferred stock.................................          366,500
                                                            --------------

Common stockholders' equity:
Class A Common stock ....................................              359                   359
Additional paid-in capital ..............................          592,006               591,651
Retained earnings........................................          169,503                92,215
Accumulated other comprehensive loss ....................             (620)              (10,651)
Treasury stock ..........................................         (103,864)              (50,960)
                                                            --------------      ----------------
   Total common stockholders' equity.....................          657,384               622,614
                                                            --------------      ----------------

   Total liabilities, preferred stock and common
   stockholders' equity .................................   $  11,203,406       $      4,505,062
                                                            ==============      ================


See accompanying notes to the condensed consolidated financial statements.

AVIS RENT A CAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                      Nine months ended
                                                                         September 30,
                                                                   1999              1998
                                                              -------------     ---------------

Cash flows from operating activities:


   Net income .........................................       $     81,843       $      59,896
   Adjustments to reconcile net income to net cash
       provided by operating activities................            592,582              390,08
   Net cash provided by operating activities............           674,425             449,985
                                                              -------------     ---------------

Cash flows from investing activities:
   Payments for vehicle additions .......................       (6,687,379)         (2,904,178)
   Vehicle deletions ....................................        5,694,663           2,197,359
   Decrease in finance lease receivables.................          (85,569)
   Payments for property and equipment...................          (35,022)            (34,280)
   Retirements of property and equipment ................            3,742               4,494
   Payments for purchase of rental car franchise licensees,
       net of cash acquired of $14,208 in 1999...........          (45,192)           (232,843)
   Payment for purchase of PHH Holdings, net of
      cash acquired of $170,568..........................       (1,348,530)
                                                              -------------     ---------------
   Net cash used in investing activities ................       (2,503,287)           (969,448)
                                                              -------------     ---------------

Cash flows from financing activities:
    Changes in debt:
       Proceeds .........................................        2,538,000           1,253,383
       Repayments .......................................         (479,452)           (842,559)
                                                              -------------     ---------------
       Net increase in debt .............................        2,058,548             410,824
   Payments for debt issuance costs  ....................           (1,640)             (3,949)
   Proceeds from public offering  .......................                              161,194
   Purchases of treasury stock...........................          (57,237)            (28,687)
   Other.................................................            3,349
                                                              -------------     ---------------
   Net cash provided by financing activities.............        2,003,020             539,382
                                                              -------------     ---------------

Effect of exchange rate changes on cash .................            2,612                (437)
                                                              -------------     ---------------

Net increase in cash and cash equivalents................          176,770              19,482

Cash and cash equivalents at beginning of period ........           29,751              44,899
                                                              -------------     ---------------

Cash and cash equivalents at end of period ..............     $    206,521      $       64,381
                                                              =============     ===============

Supplemental disclosure of cash flow information:
Cash interest paid.......................................     $    173,600      $      154,414
                                                              =============     ===============

Cash income taxes paid ..................................     $     14,835      $       10,261
                                                              =============     ===============

Businesses acquired:
Fair value of assets acquired, net of cash acquired
    of $184,776 in 1999..................................     $  6,127,678      $      239,743
Liabilities assumed......................................        4,371,956               6,900
                                                              -------------     ---------------
Net assets acquired......................................        1,755,722             232,843
Less issuance of Series A and Series C Preferred
    Stock................................................          362,000
                                                              -------------     ---------------

Net cash paid for acquisitions...........................     $  1,393,722      $     232,843
                                                              =============     ===============



See accompanying notes to the condensed consolidated financial statements.

AVIS RENT A CAR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-  Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include Avis Rent A Car, Inc. and its subsidiaries (the "Company" or "Avis Rent A Car"). These consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments only) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. The condensed consolidated statements of financial position include all of the assets and liabilities of the Company including the Company's recently acquired vehicle lease and vehicle management business in the United States and Canada ("PHH North America"), and in Europe ("PHH Europe"), and of Wright Express LLC (collectively "VMS") and Motorent, Inc. The condensed consolidated statements of operations include the results of operations of VMS and of Motorent, Inc., subsequent to their dates of acquisition on June 30, 1999. Operating results for interim periods are not indicative of the results that can be expected for a full year. These consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K and Forms 8-K filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation. All amounts are in thousands except share data.

Note 2 - Cash Held on Deposit with Financial Institution
Cash on deposit with financial institution represents lease payments collected from the Company's vehicle leasing customers by one of the Company's lenders in connection with the Company's VMS Domestic Asset Based Financing Structure (see
Note 9). Cash collected during the month by the lender net of vehicle purchases is settled with the Company in the early part of the following month.

Note 3- Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders for the three month periods ended September 30, 1999 and 1998 by 31,129,164 and 35,607,527 weighted average shares outstanding, respectively, and for the nine months ended September 30, 1999 and 1998 by 31,394,335 and 34,334,496 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing earnings available to common stockholders for the three month periods ended September 30, 1999 and 1998 by 31,760,213 and 36,179,780 weighted average shares outstanding, respectively, and for the nine months ended September 30, 1999 and 1998 by 32,172,196 and 35,221,833 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of stock options.

Note 4 - Treasury Stock
At September 30, 1999 treasury stock is comprised of the following:


                                    Treasury
                                                                Stock, net         Treasury
                                                              (in thousands)        Shares
Balance, December 31, 1998.................................   $       50,960       2,672,700
Treasury stock repurchased from
     January 1, to September 30, 1999......................           57,037       2,318,775
Treasury stock issued under the
     Company's stock option plan...........................           (4,133)       (196,687)
                                                              ---------------    ------------
                                                              $      103,864       4,794,788
                                                              ===============    ============


Included in treasury stock repurchased from January 1, 1999 to September 30, 1999 are 1.6 million shares repurchased from Cendant Corporation ("Cendant") at a cost of $40.8 million.

Note 5 - Acquisitions

On March 19, 1999, and June 30, 1999, the Company purchased the common stock and franchise rights of Rent A Car Company, Incorporated, of Richmond Virginia ("Rent-A-Car, Inc.") and Motorent, Inc. of Nashville Tennessee ("Motorent") for approximately $10.1 million and $49.3 million, respectively. These acquisitions were financed through internally generated funds.

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

Pursuant to the merger agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired VMS for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the acquisition subsidiary of $362.0 million of preferred stock (see Notes 6 and 9).

In connection with the VMS Acquisition, the Company received a perpetual, royalty-free license to use the VMS trademarks, including the "PHH" name and logo. PHH Corporation and PHH Holdings entered into a 5-year non-compete agreement with Avis Rent A Car, Inc. and the Acquisition Subsidiary. The Acquisition Subsidiary also received a limited license to use the Cendant name in Europe and the United States for a period of up to one year. In addition, the parties have entered into agreements under which Cendant agreed to provide the Company with computer services and with transitional services with respect to various administrative services, including payroll and benefits, which had previously been provided to VMS by Cendant. In addition, the Acquisition Subsidiary has entered into an agreement under which it will provide Cendant with certain transitional administrative services which had previously been provided by VMS.

The preliminary purchase cost allocation for the Company's acquisitions of Rent-A-Car Inc., Motorent and VMS, are subject to adjustment, when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values will differ from those set forth in the accompanying statement of financial position at September 30, 1999. However, the changes are not expected to have a material effect on the financial position of the Company. The above mentioned acquisitions have been accounted for by the purchase method. The financial statements include the operating results of acquisitions subsequent to their dates of acquisition.

The following is the preliminary purchase cost allocation of the acquisitions described above (in thousands):

Purchase cost....................................... $  1,920,918
                                                     ------------
Fair value of:
     Assets acquired................................    4,890,565
     Liabilities assumed............................    4,371,956
                                                     ------------
Net assets..........................................      518,609
                                                     ------------
Cost in excess of net assets acquired............... $  1,402,309
                                                     ============

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for $1.8 billion (including the issuance of Series A and Series C Preferred Stock) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1998 (in thousands, except share data):


                                                               Three months ended                      Nine months ended
                                                                 September 30,                           September 30,
                                                      --------------------------------         --------------------------------
                                                            1999                1998               1999                1998
                                                      ------------         -----------         -----------         ------------

Revenue.........................................      $  1,120,548         $ 1,062,960         $ 3,136,865         $  2,945,160
                                                      ============         ===========         ===========         ============

Income before provision for income taxes........      $     71,774         $    41,614         $   119,302         $     75,229
                                                      ============         ===========         ===========         ============

Net income......................................      $     39,375         $    21,614         $    61,008         $     35,552

Preferred stock dividends.......................             4,555               4,555              13,665               13,665
                                                      ------------         -----------         -----------         ------------

Earnings applicable to common stockholders......      $     34,820         $    17,059         $    47,343         $     21,887
                                                      ============         ===========         ===========         ============

Earnings per share:

Basic...........................................      $       1.12         $       .48         $      1.51         $        .64
                                                      ============         ===========         ===========         ============

Diluted.........................................      $       1.10         $       .47         $      1.47         $        .62
                                                      ============         ===========         ===========         ============


If the acquisition of Rent-A-Car, Inc and Motorent had occurred on January 1, 1998, they would not have had a material impact on the results of operations for the three and nine months ended September 30, 1999 and 1998.

Note 6 - Series A, B and C Preferred Stock

Series A Preferred Stock

In connection with the VMS Acquisition, a total of 7,200,000 shares of Series A Preferred have been issued and were outstanding at September 30, 1999. Holders of Series A Preferred Stock are not entitled to preemptive rights. The Series A Preferred Stock has an aggregate liquidation preference of $360 million or $50 per share (the "Series A Liquidation Preference"). Each share of Series A Preferred accrues dividends at a rate per annum of 5% of the Series A Liquidation Preference, payable in cash semi-annually in arrears. Until June 30, 2004, dividends may be paid at the discretion of the Acquisition Subsidiary in shares of Series B Cumulative PIK Preferred Stock (see Series B Preferred Stock below). In addition, if the Company is unable to obtain the consent of its Shareholders to amend its charter by June 30, 2000 to Issue Class B Common Stock (see Note 7) and Class A Common Stock issuable in exchange for the Class B Common Stock, the dividend rate on the Series A Preferred will increase to 12%, with retroactive effect to the date of issuance. The Series A Preferred is also entitled to special annual dividends at a rate of 2% of the Series A Liquidation Preference per annum, payable in cash annually on March 15th, in the event that the Acquisition Subsidiary achieves targeted consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") levels. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series A Preferred, holders of shares of Series A Preferred will receive the Series A Liquidation Preference of such shares plus accrued and unpaid dividends.

The Series A Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, and must be redeemed in whole upon the eleventh anniversary of the date of issuance for an amount per share equal to the Series A Liquidation Preference plus accrued and unpaid dividends. In addition, holders of the Series A Preferred may cause the Acquisition Subsidiary to redeem their shares for cash, upon the bankruptcy or insolvency of the Company or a change of control with respect to the Company or the Acquisition Subsidiary.

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

On or after the fifth anniversary of the closing date of the VMS Acquisition, if the share price of the Class A Common Stock has exceeded an amount equal to 110% of the Performance Conversion Price for 20 trading days within a period of 30 consecutive trading days ending within five trading days of notice of conversion given by the Acquisition Subsidiary, then the Acquisition Subsidiary has the right to convert all of the shares of the Series A Preferred into Class B Common Stock at the Performance Conversion Rate. Upon the bankruptcy or insolvency of the Acquisition Subsidiary or any of its subsidiaries that constitute a Significant Subsidiary of the Company, as defined in Rule 1-02(w) of Regulation S-X (a "Significant Subsidiary"), the Series A Preferred automatically converts into Class B Common Stock at a rate equal to the quotient obtained by dividing:
(1) the per share Series A Liquidation Preference by (2) the average trading price per share of Class A Common Stock for the 30 trading days immediately preceding the date of the holder's conversion notice or the date on which the bankruptcy case commences, as applicable (the "Series A Market Conversion Rate"). The Series A Market Conversion Rate is subject to adjustment for antidilution protection.

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

Without the affirmative vote or written consent of the holders of a majority of the outstanding shares of Series A Preferred, the Acquisition Subsidiary shall not (1) authorize, create or issue any security ranking senior to the Series A Preferred as to dividends or on liquidation (other than the Series C Preferred);
(2) amend its articles of incorporation or the certificate of designation for the Series A Preferred in a manner adverse to the holders of the Series A Preferred; (3) authorize the issuance of additional shares of Series A Preferred; or (4) reincorporate the Acquisition Subsidiary in a jurisdiction other than Texas prior to the second anniversary of the date of issuance of the Series A Preferred. Holders of Series A Preferred are not entitled to voting rights, except as required by Texas law. In those circumstances where the holders of Series A Preferred have a right to vote, each holder of a share of Series A Preferred shall be entitled to one vote per share.

Shares of Series A Preferred are freely transferable. Shares of Series A Preferred reacquired in any manner will be retired and may not be reissued as shares of Series A Preferred.

Series B Preferred Stock

Series B Cumulative PIK Preferred Stock (the "Series B Preferred") will be issued as dividends to the Series A Preferred holders by the Acquisition Subsidiary. As of September 30, 1999, 90,000 shares of Series B Preferred were outstanding. Holders of the Series B Preferred are not entitled to preemptive rights. The Series B Preferred has a liquidation preference of $50 per share (the "Series B Liquidation Preference"). Each share of Series B Preferred accrues dividends at a rate per annum of 5% of the Series B Liquidation Preference, payable in cash semi-annually in arrears. In addition, if the Company is unable to obtain the consent of its shareholders to amend its charter by June 30, 2000 to issue Class B Common Stock and Class A Common Stock issuable in exchange for the Class B Common Stock, the dividend rate on the Series B Preferred will increase to 12%, with retroactive effect to the date of issuance. Until the fifth anniversary of the date of issuance of the Series B Preferred, dividends may, at the discretion of the Acquisition Subsidiary be paid in kind; thereafter, dividends must be paid in cash. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series B Preferred, holders of shares of Series B Preferred will receive the Series B Liquidation Preference of such shares plus accrued and unpaid dividends.

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

Series C Preferred Stock

A total of 40,000 shares of Series C Preferred were outstanding at September 30, 1999, in connection with the VMS Acquisition. Holders of the Series C Preferred are not entitled to preemptive rights. The Series C Preferred has an aggregate liquidation preference of $2,000,000 or $50 per share (the "Series C Liquidation Preference"). Each share of Series C Preferred accrues dividends at 11% per annum, payable in cash semi-annually in arrears. An escrow account in the amount of $1,000,000, which is included in "Restricted Cash", has been established to cover future dividend payments. Upon liquidation, and after payment of amounts, if any, owed to all classes of capital stock ranked senior to the Series C Preferred, holders of shares of Series C Preferred will receive the Series C Liquidation Preference of such shares plus accrued and unpaid dividends. The Series C Preferred ranks senior to the Series A Preferred, the Series B Preferred and the Class A Common Stock in right of payment of dividends. The Series C Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, and must be redeemed in whole upon the seventh anniversary of the date of issuance, in each case for an amount per share equal to the Series C Liquidation Preference plus accrued and unpaid dividends.

Holders of Series C Preferred are not entitled to voting rights, except under certain circumstances. Without the affirmative vote or written consent of the holders of a majority of the outstanding shares of Series C Preferred, the Acquisition Subsidiary may not take certain specified actions that would adversely affect the rights of the holders of the Series C Preferred. Shares of Series C Preferred reacquired in any manner will be retired and may not be reissued as shares of Series C Preferred.

Note 7 - Class B Common Stock

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

At any time that the beneficial ownership by Cendant, together with any affiliate of Cendant (Cendant and such affiliates, the "Cendant Affiliates"), of the Class A Common stock is less than 20% of the aggregate number of all of the outstanding shares of Class A Common Stock, the Cendant Affiliates shall have the right to convert shares of Class B Common Stock into Class A Common Stock on a share-for-share basis in an amount such that the ownership by the Cendant Affiliates of the Class A Common Stock does not exceed 20% of the aggregate number of all of the outstanding shares of Class A Common Stock after giving effect to such conversion.

The Cendant Affiliates shall have the right to convert the Class B Common Stock into shares of Class A Common Stock on a share-for-share basis upon the occurrence of (1) the bankruptcy or insolvency of the Company and (2) a Preferred Stock Change of Control, other than any Preferred Stock Change of Control that is caused solely by the sale by the Cendant Affiliates of its shares of Class A Common Stock or Class B Common Stock.

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

Note 8  - Comprehensive Income

Comprehensive income is comprised of the following (in thousands):


                                                                      Three months               Nine months
                                                                         ended                      ended
                                                                       September 30,            September 30,
                                                                    1999        1998            1999         1998
Net income..................................................     $  39,375   $ 30,138        $  81,843   $  59,896
Foreign currency translation adjustment.....................         7,351       (527)          10,031      (4,051
                                                                 ---------   ---------       ----------   ---------
Comprehensive income........................................     $  46,726   $ 29,611        $  91,874   $  55,845
                                                                 =========   =========       ==========   =========

Note 9- Financing and Debt

Debt outstanding at September 30, 1999 and December 31, 1998 consist of the following (in thousands)


                                                                                             September 30,        December 31,
                                                                                                1999                  1998
Vehicle Rental
Commercial Paper Notes                                                                          $1,082,565          $   678,377
Short-term notes-foreign                                                                           183,424               74,881
Series 1997-1A asset backed notes due May through October 2000 at  6.22%                           800,000              800,000
Series 1997-1B asset backed notes due May through October 2002 at  6.40%                           850,000              850,000
Series 1998-1 asset backed notes due December 2004 through May 2005 at  6.14%                      600,000              600,000
Revolving credit facility due June 2005                                                            115,000
Other                                                                                               14,601               11,454
                                                                                          ----------------     -----------------
        Total Vehicle Rental Debt                                                                3,645,590            3,014,712
                                                                                          ----------------     -----------------

Vehicle Leasing and Other Fee Based
Interim Domestic  Asset Backed Securities -Variable Funding Notes                                2,719,169
Interim Foreign  Asset Backed Securities -UK Advances                                              780,173
Self fund notes                                                                                      8,402
Wright Express Certificates of Deposit                                                              61,140
Wright Express Federal Funds Payable                                                                 1,753
                                                                                          ----------------
        Total Vehicle Leasing and Other Fee Based Debt                                           3,570,637
                                                                                          ----------------

Acquisition Financing
Term A Loan  Notes due June 2005                                                                   250,000
Term B Loan  Notes due June 2006                                                                   375,000
Term C Loan  Notes due June 2007                                                                   375,000
Senior Subordinated Notes due May 2009 at 11.00%                                                   500,000
                                                                                          ----------------
        Total Acquisition Financing                                                              1,500,000
                                                                                          ----------------     ----------------
        Total Debt                                                                              $8,716,227          $ 3,014,712
                                                                                          ================     =================


Commercial Paper Notes, Series 1997-1A, 1997-1B and 1998-1 Asset Backed Notes

On July 31, 1997, the Company through Avis Rent A Car System, Inc. ("ARACS") entered into a domestic integrated fleet financing program (the "Avis ABS Facility") that provides for up to $3.65 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the facility available for vehicles not covered by Repurchase Programs. As of September 30, 1999, the domestic integrated fleet financing program is $3.75 billion. The domestic integrated fleet financing program provides for the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Commercial Paper Notes") and $2.25 billion of asset-backed medium term notes (The "Medium Term Notes"). The Commercial Paper Notes and the Medium Term Notes are backed by a first priority security interest in the Company's fleet. Additional credit enhancement was provided for the Medium Term Notes by establishing an escrow account in the amount of $90 million, which is included in "Restricted Cash".

The weighted average interest rate on commercial paper borrowings was 5.14% and 5.65% for the nine months ended September 30, 1999 and 1998, respectively.

Average commercial paper borrowings was $1,100 million and $805 million for the nine months ended September 30, 1999 and 1998, respectively.

Short-Term Notes Foreign

The weighted average interest rates of the short-term notes-foreign as of September 30, 1999 and 1998 was 4.99% and 6.21%, respectively.

Certificates of Deposit

At September 30, 1999, scheduled maturities of certificates of deposit of $61,140 are all less than one year. The interest rates range from 5.15% to 6.10%.

Federal Funds Payable

Federal Funds Payable consists of federal funds purchased and is generally repaid within one to ten business days from the transaction date. At September 30, 1999, federal funds payable consist of three separate agreements totaling $1,753, bearing interest at rates of 5.43% and 5.55%.

Asset Backed Securities, Senior Subordinated Notes and Term Notes

In connection with the VMS Acquisition (see Note 5), Avis Rent A Car, Inc.:

(A) Refinanced the VMS existing fleet debt with the proceeds of $2,735,507 domestic and $720,000 foreign asset-backed securities issued pursuant to an offering of asset-backed securities (the "Interim VMS ABS Offering"), under certain fleet financing facilities and together with the Avis ABS facilities.

     The domestic securities comprising the Interim VMS ABS Offering are issued by a bankruptcy remote special purpose entity (the "Domestic ABS Issuer") and placed initially with a single multi-seller commercial paper conduit, and thereafter may be syndicated to one or more other bank sponsored conduits (collectively the "CP Conduits"). (See Note 13)

     The CP Conduits will acquire Domestic Variable funding notes ("VFNs"), Domestic Preferred Membership Interests and U.K. Advances using the proceeds of commercial paper issuances. In addition, from time to time, the Domestic ABS Issuer may issue medium-term notes secured by the Domestic ABS Assets, using the proceeds of any such offerings to reduce the amount of Domestic VFNs then outstanding.

     The interest rate is variable and is based on commercial paper notes plus a weighted average margin of approximately 45 basis points.

     The rate in effect at September 30, 1999 for the domestic and foreign asset-backed securities were 5.80% and 5.78%, respectively. (See footnote 13 to the condensed consolidated financial statements).

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

(C) At September 30, 1999, the Company had outstanding the following term loans:

     Term Loans A, B, and C bear interest at either Chase Manhattan Bank's ("Chase") alternate base rate or the Eurodollar rate (at the Company's option) plus the applicable margin. The applicable margin for each type of loan is as follows:




                                                              Weighted Average
                                ABR Loans   Eurodollar Loans    Interest Rate

           Revolving Loans         1.75%         2.75%               8.03%
           Term A Loan             1.75%         2.75%               8.24%
           Term B Loan             2.25%         3.25%               8.75%
           Term C Loan             2.50%         3.50%               9.01%

The Term A, B, and C Loans mature on June 30, 2005, 2006 and 2007, respectively, and require repayments of principal in quarterly installments.

Revolving Credit Facility

Under the terms of the Revolving Credit Facility, the Company had outstanding $115,000 as of September 30, 1999 at a variable interest rate with terms identical to the Term A Loan.

 Self-Fund Notes

Self-fund notes represent loans made by customers to purchase leased vehicles. Repayment of these notes is matched to payments on the underlying lease including the disposal of the vehicles at maturity. Interest can be fixed or floating, depending on the underlying leases. The average interest rate at September 30, 1999, was 5.5%.

The agreements with the Company's lenders include a number of significant covenants that, among other things, restrict its ability to dispose of non-fleet assets, incur additional indebtedness, create liens, prohibit the payment of dividends, enter into certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict corporate activities. Certain of these agreements also require the Company to maintain specific financial ratios. At September 30, 1999, the Company was in compliance with all such covenants related to these agreements.

Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements

In connection with the VMS Acquisition and as part of the financing thereof, Avis Rent A Car, Inc. (the "Parent") issued and sold the Senior Subordinated
Notes (see Note 9) in a transaction exempt from registration under the Securities Act. These securities were subsequently registered on September 24, 1999. The Senior Subordinated Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of the Parent's domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of December 31, 1998 and September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, respectively, of: (a); the Parent (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted using the equity method for purposes of the consolidating presentation. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been made because management believes that such information is not material to holders of the Senior Subordinated Notes (in thousands).

Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

Condensed
Consolidating Statements of Operations
For the Nine Months Ended September  30, 1999
                                                                                            Non-                        Avis Rent
                                                         Avis Rent      Guarantor        Guarantor                      A Car, Inc.
                                                        A Car, Inc.    Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                       --------------  ------------   --------------   ------------   --------------

Revenue                                                                $ 1,759,631     $    565,291                   $  2,324,922
                                                                       ------------   --------------                  --------------
Costs and expenses:
Direct operating, net............................                          649,329           86,472                          735,801
Vehicle depreciation and lease charges, net......                          446,906          300,796                          747,702
Selling, general and administrative..............      $       (464)       361,639           47,125                          408,300
Interest, net....................................            10,376        161,704           73,193                          245,273
Non-vehicle depreciation and amortization........                           17,871            5,499                           23,370
Amortization of cost in excess of net
   assets acquired...............................                           13,210            5,118                           18,328
                                                       --------------  ------------   --------------                  --------------
                                                              9,912      1,650,659          518,203                        2,178,774
                                                       -------------- -------------   --------------                  --------------
                                                             (9,912)       108,972           47,088                          146,148
Equity in earnings of subsidiaries...............            88,387         40,300                     $   (128,687)
                                                       --------------  ------------   --------------   -------------  --------------
Income before provision for income taxes.........            78,475        149,272           47,088        (128,687)         146,148
Provision for income taxes.......................            (3,368)        60,885            6,788                           64,305
                                                       --------------  ------------   --------------   -------------  --------------
    Net income...................................      $     81,843    $    88,387     $     40,300    $   (128,687)  $       81,843
                                                       ==============  ============   ==============   =============  ==============



Condensed
Consolidating Statements of Operations
For the Nine Months Ended September 30, 1998
                                                                                            Non-                        Avis Rent
                                                         Avis Rent      Guarantor         Guarantor                    A Car, Inc.
                                                        A Car, Inc.    Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                       --------------  ------------   --------------   -------------  --------------
Revenue                                                                $ 1,560,484    $    178,571                    $    1,739,055
                                                                       ------------   --------------                  --------------
Costs and expenses:
Direct operating, net............................                          616,281           81,126                          697,407
Vehicle depreciation and lease charges, net......                          397,526           46,656                          444,182
Selling, general and administrative..............                          297,546           24,778                          322,324
Interest, net....................................      $     10,377        130,086            3,318                          143,781
Non-vehicle depreciation and amortization........                           15,111            1,718                           16,829
Amortization of cost in excess of net
   assets acquired...............................                            8,575              112                            8,687
                                                       --------------  ------------   --------------                  --------------
                                                             10,377      1,465,125          157,708                        1,633,210
                                                       --------------  ------------   --------------                  --------------
                                                            (10,377)        95,359           20,863                          105,845
Equity in earnings of subsidiaries...............            66,640         12,941                     $    (79,581)
                                                       --------------  ------------   --------------   -------------  --------------
Income before provision for income taxes.........            56,263        108,300           20,863         (79,581)         105,845
Provision for income taxes.......................            (3,633)        41,660            7,922                           45,949
                                                       --------------  ------------   --------------   -------------  --------------
    Net income...................................      $     59,896    $    66,640    $      12,941    $    (79,581)  $       59,896
                                                       ==============  ============   ==============   =============  ==============


Note 10 - Guarantor and Non -Guarantor Condensed Financial Statements
(Continued)
---------------------------------------------------------------------

Condensed
Consolidating Statements of Operations
For the Three Months Ended September 30, 1999
                                                                                            Non-                        Avis Rent
                                                          Avis Rent     Guarantor       Guarantor                      A Car, Inc.
                                                         A Car, Inc.   Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                       --------------  ------------   -------------   -------------   --------------
Revenue                                                                $   673,194    $     447,354                   $    1,120,548
                                                                       ------------   -------------                   --------------
Costs and expenses:
Direct operating, net............................                          234,921           31,856                          266,777
Vehicle depreciation and lease charges, net......                          165,285          271,250                          436,535
Selling, general and administrative..............      $       (464)       147,189           30,393                          177,118
Interest, net....................................             3,458         70,585           71,305                          145,348
Non-vehicle depreciation and amortization........                            6,780            4,239                           11,019
Amortization of cost in excess of net
   assets acquired...............................                            6,955            5,022                           11,977
                                                       --------------- ------------   --------------                  --------------
                                                              2,994        631,715          414,065                        1,048,774
                                                       --------------- ------------   -------------                   --------------
                                                             (2,994)        41,479           33,289                           71,774
Equity in earnings of subsidiaries...............            41,422         30,926                    $      (72,348)
                                                       --------------- ------------   -------------   --------------  --------------
Income before provision for income taxes.........            38,428         72,405           33,289          (72,348)         71,774
Provision for income taxes.......................              (947)        30,983            2,363                           32,399
                                                       --------------- ------------   -------------   --------------  --------------
    Net income...................................      $     39,375    $    41,422    $      30,926   $      (72,348) $       39,375
                                                       =============== ============   =============   ==============  ==============

Note 10  - Guarantor and Non -Guarantor Condensed Financial Statements
(Continued)
----------------------------------------------------------------------

Condensed
Consolidating Statements of Operations
For the Three Months Ended September 30, 1998
                                                                                           Non-                        Avis Rent
                                                          Avis Rent     Guarantor       Guarantor                      A Car, Inc.
                                                         A Car, Inc.   Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                       --------------  ------------   -------------   --------------  --------------
Revenue                                                                $   585,190    $      67,195                    $    652,385
                                                                       ------------   -------------                   --------------
Costs and expenses:
Direct operating, net............................                          232,664           30,954                          263,618
Vehicle depreciation and lease charges, net......                          148,946           17,842                          166,788
Selling, general and administrative..............                          100,905            8,305                          109,210
Interest, net....................................       $     3,461         46,038            1,650                           51,149
Non-vehicle depreciation and amortization........                            5,219              529                            5,748
Amortization of cost in excess of net
   assets acquired...............................                            3,126               40                            3,166
                                                        -------------- ------------   -------------                  --------------
                                                              3,461        536,898           59,320                          599,679
                                                        -------------- ------------   -------------                  --------------
                                                             (3,461)        48,292            7,875                           52,706
Equity in earnings of subsidiaries...............            32,387          4,468                    $      (36,855)
                                                        -------------- ------------   -------------   --------------  --------------
Income before provision for income taxes.........            28,926         52,760            7,875          (36,855)         52,706
Provision for  income taxes......................            (1,212)        20,373            3,407                           22,568
                                                        -------------- ------------   -------------   --------------  --------------
    Net income...................................       $    30,138    $    32,387     $      4,468   $      (36,855) $       30,138
                                                        ============== ============   =============   ==============  ==============


Note 10 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)


Condensed
Consolidating Statements of Financial Position
September 30, 1999
                                                                                            Non-                          Avis Rent
                                                          Avis Rent      Guarantor        Guarantor                      A Car, Inc.
                                                         A Car, Inc.     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                        --------------  -------------  --------------   --------------  ------------

ASSETS
Cash and cash equivalents........................       $       378      $    11,333    $     71,293                    $     83,004
Cash held in trust...............................                                            123,517                         123,517
Restricted cash..................................                                            190,294                         190,294
Accounts receivable, net.........................                12          240,948         936,769                       1,177,729
Finance lease receivables........................                             46,226         909,779                         956,005
Due from affiliates, net.........................        (1,308,373)       1,779,879        (471,506)
Prepaid expenses.................................                             37,300          16,658                          53,958
Vehicles, net....................................                            (68,206)      6,547,376                       6,479,170
Property and equipment, net......................                            131,009          66,607                         197,616
Investment in subsidiaries.......................         2,066,466          858,148                     $ (2,924,614)
Cost in excess of net assets
    Acquired, net................................                          1,063,771         772,795                       1,836,566
Other assets.....................................             1,810           86,000          17,737                         105,547
                                                        ---------------  -------------  --------------   -------------- ------------
Total assets.....................................       $   760,293      $ 4,186,408    $  9,181,319     $ (2,924,614)  $ 11,203,406
                                                        ===============  =============  ==============   ============== ============

LIABILITIES, PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY
Accounts payable.................................                        $   215,383    $    284,780                    $    500,163
Accrued liabilities..............................       $    (4,649)         393,408          27,006                         415,765
Deferred income..................................                             17,930          25,218                          43,148
Due to affiliates................................                             43,550            (502)                         43,048
Current income tax liabilities...................                             (7,388)         62,377                          54,989
Deferred income tax liabilities, net.............           (11,992)         103,234          32,123                         123,365
Public liability, property damage and other
   insurance liabilities, net....................                            224,190          58,627                         282,817
Debt.............................................           115,000          767,685       7,833,542                       8,716,227
Preferred stock..................................                            366,500                                         366,500
Common stockholders' equity......................           661,934        2,061,916         858,148     $ (2,924,614)       657,384
                                                        ---------------  -------------  --------------   -------------  ------------
Total liabilities, preferred stock and
   common stockholders' equity...................       $   760,293      $ 4,186,408    $  9,181,319     $ (2,924,614)  $ 11,203,406
                                                        ===============  =============  ==============   =============  ============


Condensed
Consolidating Statements of Financial Position
 December 31, 1998
                                                                                            Non-                          Avis Rent
                                                         Avis Rent A     Guarantor        Guarantor                       A Car, Inc
                                                         A Car, Inc.     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                        ---------------  -------------  -------------- -------------- --------------

ASSETS
Cash and cash equivalents........................       $        11      $     9,776    $     19,964                     $    29,751
Restricted cash..................................                              2,000         131,284                         133,284
Accounts receivable, net.........................                            136,112         224,462                         360,574
Prepaid expenses.................................                             34,666           7,417                          42,083
Vehicles, net....................................                            (73,213)      3,238,029                       3,164,816
Property and equipment, net......................                            129,090          15,955                         145,045
Investment in subsidiaries.......................           533,274          422,146                     $   (955,420)
Deferred income tax assets.......................             9,686          111,093                                         120,779
Cost in excess of net assets
    acquired, net................................                            465,321           2,819                         468,140
Other assets.....................................                             38,127           2,463                          40,590
                                                        ===============  =============  ==============   ==============  ===========
Total assets.....................................       $   542,971      $ 1,275,118    $  3,642,393     $   (955,420)   $ 4,505,062
                                                        ===============  =============  ==============   ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.................................                        $   112,220    $     86,261                    $    198,481
Accrued liabilities..............................       $       969          277,018          48,217                         326,204
Due to affiliates, net...........................           (80,612)         112,605          (9,700)                         22,293
Current income tax liabilities...................                             19,413           3,632                          23,045
Deferred income tax liabilities, net.............                                             28,504                          28,504
Public liability, property damage and other
   insurance liabilities, net....................                            218,811          50,398                         269,209
Debt.............................................                              1,777       3,012,935                       3,014,712
Stockholders' equity.............................           622,614          533,274         422,146     $   (955,420)       622,614
                                                        ===============  =============  ==============   =============  ============
Total liabilities and stockholders' equity.......       $   542,971      $ 1,275,118    $  3,642,393     $   (955,420)  $  4,505,062
                                                        ===============  =============  ==============   =============  ============


Condensed
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 1999
                                                                                           Non-                         Avis Rent
                                                           Avis Rent     Guarantor       Guarantor                      A Car, Inc.
                                                          A Car, Inc.   Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                         -------------  --------------  ------------   -------------    ------------

Cash flows from operating activities:
Net income.......................................        $    81,843      $    88,387   $    40,300     $  (128,687)    $    81,843
Adjustments to reconcile net income to net cash  (used
in)
    provided by operating activities:............           (225,193)         513,163       304,612                         592,582
                                                         -------------  --------------  ------------    ------------    ------------
    Net cash (used in)  provided by operating activities    (143,350)         601,550       344,912        (128,687)        674,425
                                                         -------------  --------------  ------------    ------------    ------------

Cash flows form investing activities:
Payments for vehicle additions...................                              61,612    (6,748,991)                    (6,687,379)
Vehicle deletions................................                            (395,836)    6,090,499                      5,694,663
Decrease in finance lease receivables............                             (46,226)      (39,343)                       (85,569)
Payments for property and equipment..............                             (29,476)       (5,546)                       (35,022)
Retirements of property and equipment............                               2,248         1,494                          3,742
Investment in subsidiaries.......................            (98,418)         (40,300)                      138,718
Payment for purchase of  rental car franchise
   licensees, net of cash acquired of $14,208....                             (44,934)         (258)                       (45,192)
Payment for purchase of PHH Holdings, net of cash
   acquired of $170,568..........................         (1,348,530)                                                    (1,348,530)
                                                         -------------  --------------  ------------    ------------    -----------
     Net cash used in investing activities.......         (1,446,948)        (492,912)     (702,145)        138,718      (2,503,287)
                                                         -------------  --------------  ------------    ------------    ------------
Cash flows from financing activities:
Net increase in (repayment of) debt..............          1,615,000          (98,356)      541,904                       2,058,548
Payments for debt issuance costs.................             19,522          (14,662)       (6,500)                         (1,640)
Purchases of treasury stock......................            (57,237)                                                       (57,237)
Other............................................              3,349                                                          3,349
Cash dividends...................................                               5,926        (5,926)
                                                         -------------  --------------  ------------    ------------    ------------
    Net cash provided by (used in) financing               1,580,634         (107,092)      529,478                       2,003,020
   activities....................................
                                                         -------------  --------------  ------------    ------------    ------------
Effect of exchange rate changes on cash..........             10,031               11         2,601         (10,031)       2,612
                                                         -------------  --------------  ------------    ------------    ------------
Net increase in cash and cash equivalents........                367            1,557       174,846                       176,770
Cash and cash equivalents at beginning of period.                 11            9,776        19,964                        29,751
                                                         -------------  --------------  ------------    ------------    ------------
    Cash and cash equivalents at end of  period..        $       378    $      11,333   $   194,810     $         -     $   206,521
                                                         =============  ==============  ============    ============    ============
Businesses acquired:
Fair value of assets acquired, net of cash of
     $184,776....................................                                                                       $ 6,127,678
Liabilities assumed..............................                                                                         4,371,956
                                                                                                                        ------------
Net assets acquired..............................                                                                         1,755,722
Less issuance of Series A and Series C Preferred Stock                                                                      362,000
                                                                                                                        ============
    Net cash paid for acquisitions...............                                                                       $ 1,393,722
                                                                                                                        ============

Condensed
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 1998
                                                                                             Non-                       Avis Rent A
                                                         Avis Rent A      Guarantor      Guarantor                       Car, Inc.
                                                          Car, Inc.     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                         -------------  --------------  ------------    ------------    ------------
Cash flows from operating activities:
Net income.......................................        $    59,896    $      66,640   $    12,941     $   (79,581)    $    59,896
Adjustments to reconcile net income to net cash (used
in)
  provided by operating activities:..............           (125,763)         486,847        29,005                         390,089
                                                         -------------  --------------  ------------    ------------    ------------
    Net cash (used in) provided by operating activities     ( 65,867)         553,487        41,946         (79,581)        449,985
                                                         -------------  --------------  ------------    ------------    ------------
Cash flows from investing activities:
Payments for vehicle additions...................                              33,029    (2,937,207)                     (2,904,178)
Vehicle deletions................................                             (91,695)    2,289,054                       2,197,359
Payments for property and equipment..............                             (32,314)       (1,966)                        (34,280)
Retirements of property and equipment............                               4,429            65                           4,494
Investment in subsidiaries.......................            (56,695)        (107,942)                      164,637
Payment for purchase of rental car franchise licensees                       (222,874)       (9,969)                       (232,843)
                                                         -------------  --------------  ------------    ------------    ------------
     Net cash used in investing activities.......            (56,695)        (417,367)     (660,023)        164,637        (969,448)
                                                         -------------  -------------- -------------    ------------    ------------
Cash flows from financing activities:
Net increase in debt.............................                            (115,768)      526,592                         410,824
Payments for debt issuance costs.................                              (3,949)                                       (3,949)
Proceeds from  public offering...................            161,194                                                        161,194
Purchases of treasury stock......................            (28,687)                                                       (28,687)
Capital contributions to subsidiaries............                                            95,001        ( 95,001)
                                                         -------------  ----------------------------    ------------    ------------
    Net cash provided by (used in) financing                 132,507         (119,717)      621,593         (95,001)        539,382
   activities....................................
                                                         -------------  --------------  ------------    ------------    ------------

Effect of exchange rate changes on cash..........             (9,945)                          (437)          9,945            (437)
                                                         -------------  -------------   ------------    ------------    ------------
Net increase in cash and cash equivalents........                              16,403         3,079                          19,482
Cash and cash equivalents at beginning of period.                 11           27,199        17,689                          44,899
                                                         =============  ==============  ============    ============    ============
Cash and cash equivalents at end of  period......        $        11    $      43,602   $    20,768     $         -     $    64,381
                                                         =============  ==============  ============    ============    ============
Businesses acquired:
Fair value of assets acquired....................                                                                       $   239,743
Liabilities assumed..............................                                                                             6,900
                                                                                                                        ------------
Net assets acquired..............................                                                                           232,843
                                                                                                                        ============
Cash paid for acquisitions.......................                                                                       $   232,843
                                                                                                                        ============

Note 11 - Segment Information

Prior to the purchase of VMS on June 30, 1999 (see Note 5), the Company operated in one industry segment; the rental car business. As of July 1, 1999, the Company began operating in two business segments as follows:

 Vehicle Rental                The Company rents vehicles to business and
                               leisure customers.

 Vehicle Leasing and
  other fee based services     The  Company leases  vehicles to customers  under
                               closed end and open end leases. Fee based services include fuel and maintenance card, accident management and various other vehicle services which enable customers to effectively manage costs and enhance productivity.

Prior to the purchase of VMS on June 30, 1999, the Company operated in four geographic areas: the United States, Australia/New Zealand, Canada and Other Foreign Operations. As a result of the VMS acquisition, the Company added an additional geographic area; the United Kingdom. Revenue generated from each of the Company's business segments is recorded in the country in which rental, vehicle leasing and other fee based services are provided. The accounting policies of each geographic area are the same as those described in the summary of significant accounting policies (see Note 1). EBITDA represents net income, plus non-vehicle interest expense (acquisition interest), non-vehicle depreciation and amortization, and income taxes. Corporate represents primarily acquisition related interest, amortization of net assets acquired and amortization of deferred financing fees. The operations within major business segments and major geographic areas for the three and nine months ended September 30, 1999 and 1998 are summarized as follows:


Business Segments                                               Three Months Ended September 30, 1999
-----------------
                                             ----------------------------------------------------------------
                                                                   Vehicle
                                                                   Leasing
                                                                   And other
                                                    Vehicle        Fee Based
                                                     Rental        Services           Corporate     Consolidated
                                                  -------------  --------------     --------------  --------------

Revenue.......................................... $   709,555    $   410,993                        $ 1,120,548
                                                  =============  ==============                     ==============
EBITDA........................................... $    81,976    $    47,875        $       464     $   130,315
                                                  =============  ==============     ==============  ==============
Income (loss) before provision for income taxes.. $    71,721    $    42,512        $   (42,459)    $    71,774
                                                  =============  ==============     ==============  ==============
Total assets..................................... $ 5,310,484    $ 5,892,922                        $11,203,406
                                                  =============  ==============                     ==============

                                                                Three Months Ended September 30, 1998
                                                  -----------------------------------------------------------------
                                                    Vehicle
                                                     Rental
                                                  -------------
Revenue..........................................  $  652,385
                                                  =============
EBITDA...........................................  $   61,620
                                                  =============
Income before provision for income taxes.........  $   52,706
                                                  =============
Total assets.....................................  $4,742,572
                                                  =============


Geographic Areas                                                Three Months Ended September 30, 1999
----------------
                                                  ----------------------------------------------------------------------------------
                                                                                                              Other
                                                    United        United       Australia/                    Foreign
                                                    States       Kingdom       New Zealand    Canada      Operations  Consolidated
                                                  ----------  ------------  -------------   -----------  -----------  ------------
Revenue.......................................... $  965,691  $    62,322    $  30,016      $  50,796     $  11,723    $ 1,120,548
                                                  ==========  ============  ==============  ===========  ===========  ============
EBITDA........................................... $   94,405  $    19,651    $   5,664      $  11,531     $    (936)   $   130,315
                                                  ==========  ============  ==============  ===========  ===========  ===========
Income (loss)  before provision for income taxes. $   41,685  $    14,986    $   5,330      $  11,084     $  (1,311)   $    71,774
                                                  ==========  ============  ==============  ===========  ===========  ============
Total assets..................................... $9,394,750  $ 1,328,149    $  99,610      $ 317,679     $  63,218    $11,203,406
                                                  =========== ============  ==============  ===========  ===========  ============


                                                             Three Months Ended September 30, 1998
                                               ---------------------------------------------------------------------
                                                                                               Other
                                                    United      Australia/                    Foreign
                                                    States     New Zealand       Canada      Operations   Consolidated
                                                  -----------  ------------- -------------  -----------  -------------
Revenue..........................................  $  585,230  $    25,655    $   34,980     $   6,520    $  652,385
                                                  ===========  =============  ============  ===========  =============
EBITDA...........................................  $   50,916  $     5,072    $    7,929     $  (2,297)   $   61,620
                                                  ===========  =============  ============  ===========  =============
Income before provision for income taxes.........  $   42,661  $     4,799    $    7,704     $  (2,458)   $   52,706
                                                  ===========  =============  ============  ===========  =============
Total assets.....................................  $4,400,269  $    93,675    $  204,384     $  44,244    $4,742,572
                                                  ===========  =============  ============  ===========  =============

Business Segments                                               Nine Months Ended September 30, 1999
-----------------                                 ----------------------------------------------------------------
                                                                    Vehicle
                                                                    Leasing
                                                                   And other
                                                    Vehicle        Fee Based
                                                     Rental        Services           Corporate     Consolidated
                                                  -------------  --------------     --------------  --------------
Revenue.......................................... $ 1,913,929    $   410,993                        $ 2,324,922
                                                  =============  ==============                     ==============
EBITDA........................................... $   175,052    $    47,875        $       464     $   223,391
                                                  =============  ==============     ==============  ==============
Income (loss) before provision for income taxes.. $   146,095    $    42,512        $   (42,459)    $   146,148
                                                  =============  ==============     ==============  ==============
Total assets..................................... $ 5,310,484    $ 5,892,922                        $11,203,406
                                                  =============  ==============                     ==============

                                                                Nine Months Ended September 30, 1998
                                                  ------------------------------------------------------------------
                                                    Vehicle
                                                     Rental
                                                  -------------
Revenue.......................................... $ 1,739,055
                                                  =============
EBITDA........................................... $   131,361
                                                  =============
Income before provision for income taxes......... $   105,845
                                                  =============
Total assets..................................... $ 4,742,572
                                                  =============


Geographic Areas                                                Nine Months Ended September 30, 1999
----------------                                  ----------------------------------------------------------------------------------

                                                                                                              Other
                                                    United        United       Australia/                    Foreign
                                                    States       Kingdom      New Zealand       Canada     Operations   Consolidated
                                                  -----------  ------------  ------------- ------------  -----------   -------------
Revenue.......................................... $2,052,908   $   62,322     $   91,079      $ 92,093      $  26,520    $ 2,324,922
                                                  ===========  ============  =============   ============  ===========  ============
EBITDA........................................... $  175,367   $   19,651     $   18,566      $ 14,607      $  (4,800)   $   223,391
                                                  ==========   ============  =============   ============  ===========  ============
Income (loss) before provision for income taxes.. $  105,483   $   14,986     $   17,588      $ 13,677      $  (5,586)   $   146,148
                                                  ==========   ============  =============   ============  ===========  ============
Total assets..................................... $9,394,750   $1,328,149     $   99,610      $317,679      $  63,218    $11,203,406
                                                  ===========  ============  =============   ============  ===========  ============


                                                                Nine Months Ended September 30, 1998
                                                  ---------------------------------------------------------------------

                                                                                               Other
                                                    United      Australia/                    Foreign
                                                    States     New Zealand       Canada      Operations   Consolidated
                                                  -----------  -------------  -------------  -----------  -------------
Revenue.......................................... $1,560,721   $   85,409     $   72,809     $  20,116    $ 1,739,055
                                                  ===========  =============  =============  ===========  =============
EBITDA........................................... $  110,575   $   18,186     $    9,193     $  (6,593)   $   131,361
                                                  ===========  =============  =============  ===========  =============
Income before provision for income taxes......... $   87,162   $   17,280     $    8,519     $  (7,116)   $   105,845
                                                  ===========  =============  =============  ===========  =============
Total assets..................................... $4,400,269   $   93,675     $  204,384     $  44,244    $ 4,742,572
                                                  ===========  =============  =============  ===========  =============

Note 12 - Retirement Benefits

 Effective January 1, 1999, the Company curtailed its defined benefit plans to its eligible salaried and hourly employees as of June 30, 1985. The Company recognized a non recurring $7.5 million pre-tax gain as a result of the curtailment which was recorded in January 1999 and is included in Direct Operating expense on the accompanying Statement of Operations for the nine months ended September 30, 1999.

Note 13 - Subsequent Event

On October 28, 1999, the Company refinanced the U.S. portion of the Interim VMS ABS facility with a permanent facility. The permanent VMS ABS facility consists of two classes of floating rate asset-backed notes; class A-1 notes which total $550.0 million and class A-2 notes which total $450.0 million. Both classes of notes have an interest rate which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and 35 basis points for the class A-2. The class A-1 notes are required to be repaid commencing in March, 2001 through October, 2006. The class A-2 notes commence repayment when the class A-1 notes are repaid in full and are due and payable in October, 2011. Both classes of notes are rated AAA by Standard & Poors and Aaa by Moody's. In addition, the Company may issue up to $1,750.0 million of Variable Funding Investor Notes to a group of multi-seller commercial paper conduits. At closing, there was $1,363.2 million outstanding at a blended interest rate of 6.0% The Company also issued on October 28, 1999 two series of Senior Preferred Membership Interests totaling $255.9 million at a rate of 6.6%

ITEM  2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                                               (Unaudited)

General Overview

The following discussion and analysis of results of operations includes the vehicle rental operations and the vehicle leasing and other fee based services operations ("Vehicle Management Services or VMS") of the Company.

The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Vehicle revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services. VMS conducts operations principally in the United States, Canada, the United Kingdom and Germany. VMS' vehicle management services include leases and services clients require to lease a vehicle, such as vehicle acquisition, title and registration, vehicle remarketing and fleet management consultation, (including fleet, policy and vehicle recommendation). VMS' principal fee-based products are fuel card services, maintenance card services and accident management services.

Management believes that a more meaningful comparison of the results of operations for the periods presented below is obtained by presenting the results on a pro-forma basis to give effect to the VMS acquisition, as if it had occurred on January 1, 1998.

EBITDA is presented since it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

Expenses:

(i)      Vehicle rental expenses consist primarily of:

         - Direct operating expenses (primarily wages and related benefits, concessions and commissions paid to airport authorities, vehicl insurance premiums and other costs relating to the operation of the rental fleet);

         - Depreciation and lease charges relating to the rental fleet (including net gains or losses upon disposition of vehicles).

         - Selling, general and administrative expenses (including payments to Cendant under the Master License Agreement, the Computer Services Agreement), reservation costs and other advertising and marketing costs, and commissions paid to airlines and travel agencies and

         - Interest expense, including those relating to the financing of its rental fleet.

(ii) VMS' vehicle leasing and other fee based services expenses consistprimarily of:

         - Depreciation and lease charges relating to the fleet (including net gains or losses upon the disposition of vehicles);

         - Selling,  general and administrative  expenses  includes  wages
           and  related  benefits,   information processing and information
           services costs and
         - Interest expense relating primarily to VMS' leased fleet.

Net income:

Vehicle rental profitability is primarily a function of the number of rental transactions and pricing of Avis' rental transactions and the utilization of Avis' rental fleet.

VMS' profitability and cash flows are primarily a function of the volume of fee-based transactions, leased vehicle volume and pricing.

Corporate:

Represents expenses associated with the VMS acquisition, which are primarily interest expense, amortization of cost in excess of net assets acquired and amortization of deferred financing costs.

The following discussion and analysis provides information that management believes to be relevant to understanding the Company's financial position and results of operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):


                                     Three Months Ended September 30, 1999               Three Months Ended September 30, 1998
                                                                                                        Pro-Forma
                                ----------------------------------------------- ----------------------------------------------------
                                           Vehicle Leasing                                   VehicleLeasing
                                               And Other                                       And Other
                                 Vehicle     Fee Based                             Vehicle     Fee Based
                                 Rental      Services      Corporate   Total        Rental     Services     Corporate      Total
                                ---------  -------------  ---------- ---------- -----------  -------------  ----------- ------------
Revenue:
   Vehicle Rental.............  $ 709,555                            $  709,555  $  652,385                             $    652,385
   Vehicle Leasing............              $   345,364                 345,364              $     347,986                   347,986
   Other fee based............                   65,629                  65,629                     62,589                    62,589
                                ---------  -------------             ----------  ----------  -------------              ------------
   Total Revenue:                 709,555       410,993               1,120,548     652,385        410,575                 1,062,960
                                ---------  -------------             ----------  ----------  -------------              ------------
Costs and expenses:
   Direct operating...........    266,777                               266,777     263,618                                  263,618
   Vehicle depreciation and
     lease charges, net.......    183,207       253,328                 436,535     166,788        263,235                   430,023
  Selling, general and
     administrative...........    119,519        58,063   $    (464)    177,118     109,210         57,069                   166,279
   Interest, net.............      58,076        51,727                 109,803      51,149         51,550  $      500       103,199
                                ---------  -------------- ---------- ----------  ----------  -------------  ----------- ------------
                                  627,579       363,118        (464)    990,233     590,765        371,854         500       963,119
                                --------- --------------  ---------- ----------  ----------  -------------  ----------- ------------
EBITDA........................     81,976        47,875         464     130,315      61,620         38,721        (500)       99,841
Interest - acquisition debt                                  35,545      35,545                                 35,545        35,545
Amortization of cost in excess
   of net assets acquired.....      3,335         1,578       7,064      11,977       3,166          2,564       6,078        11,808
Non-vehicle depreciation and
    amortization..............      6,920         3,785         314      11,019       5,748          4,812         314        10,874
                                ---------  -------------  ---------- ----------  ----------  -------------- ----------- ------------
Income before provision for
   income taxes...............  $  71,721  $     42,512   $ (42,459)     71,774  $   52,706  $      31,345  $ (42,437)        41,614
                                =========  =============  ========== ==========  ==========  =============  =========== ------------
Provision for income taxes....                                           32,399                                               20,000
                                                                     ----------                                         ------------
Net income....................                                       $   39,375                                         $     21,614
                                                                     ==========                                         ============


VEHICLE RENTAL:

Revenue
Revenue increased 8.8%, from $652.4 million to $709.6 million, compared to the same period in 1998. The increase in revenue is due primarily to overall market demand (7.2%) and the acquisition of Motorent, Inc. on June 30, 1999 (1.6%). The revenue increase reflected an 8.1% increase in the number of rental transactions and a 0.6% increase in revenue per rental transaction.

Costs and Expenses
Total costs and expenses increased 6.4%, from $599.7 million to $637.8 million, compared to the same period in 1998. Direct operating expenses increased 1.2%, from $263.6 million to $266.8 million, compared to the same period in 1998. As a percentage of revenue, direct operating expenses declined to 37.6%, from 40.4% for the corresponding period in 1998. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.8% of revenue), lower airport commissions (0.7% of revenue), lower damage expenses (0.5%), lower vehicle registration costs (0.4%), and lower compensation costs (0.4%).

Vehicle depreciation and lease charges increased 9.8%, from $166.8 million to $183.2 million, compared to the same period in 1998. As a percentage of revenue, vehicle depreciation and lease charges were 25.8% of revenue, as compared to 25.6% of revenue for the corresponding period in 1998. The change reflected a 5.7% increase in the average rental fleet combined with a higher monthly cost per vehicle.

Selling, general and administrative expenses increased 9.4%, from $109.2 million to $119.5 million, compared to the same period in 1998. The increase was due to higher reservation costs, higher royalty fees, and higher marketing expenses.

Interest expense increased 13.5%, from $51.1 million to $58.1 million, compared to the same period in 1998, due to higher borrowings required to finance the growth of the rental fleet, partially offset by lower average interest rates.

Income before provision for income taxes increased 36.1%, from $52.7 million to $71.7 million, compared to the same period in 1998. The increase reflects higher revenue and decreased costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES:

Revenues:
VMS' revenues for the three-month period ended September 30, 1999, totaled $411.0 million and increased $418 thousand against the comparable period ended September 30, 1998. Vehicles under management grew 1% to 790,000, however, Vehicle Leasing Revenues decreased due principally to a sale-leaseback arrangement with a third party. Under this arrangement, the Company sold certain vehicles to a third party, retaining servicing responsibility, and then repurchased the vehicles and leased them under a direct financing lease (the "Canadian lease Securitization").

Vehicle Leasing Revenues decreased .8% in the three-month period ended September 30, 1999 to $345.4 million from $348.0 million for the comparable period in 1998. Leased asset unit growth totaled 3.9% to 361,000 units driven principally by a 29% growth rate in Europe. Gross Asset Revenues decreased principally due to a Canadian lease Securitization of $116 million completed on June 30, 1999 which resulted in lower revenues for the quarter.

Other  Fee  Based  Revenues  increased  4.9%  in the  three-month  period  ended
September 30, 1999, from $62.6 million in 1998 to $65.6 million in the comparable period in 1999. VMS realized solid growth in the three major fee based product lines of Fuel, Maintenance and Accident Management. Fuel revenues increased 10.5% driven by solid growth by Wright Express. Maintenance revenues increased 4.9% as growth was realized by both North America and Europe. Accident Management continued its strong growth as total revenues increased 22% based on a 28.2% increase in units. This increase in revenues was partially offset by a decline in Other Fee Based Revenues due principally to a decrease centered in Europe for certain products which have been de-emphasized.

Cost and Expenses:
Total expenses decreased 2.8% for the three month period ended September 30, 1999, to $368.5 million from $379.2 million in the comparable 1998 period. The decrease was due principally to lower vehicle depreciation and lease expenses which represented 61.6% and 64.1% of revenue for the three months ended September 30, 1999 and 1998, respectively. Vehicle depreciation decreased $9.9 million to $253.3 million. The decrease was due to the Canadian lease securitization which resulted in a $9.6 million decrease in depreciation expense and lower used car losses of $3.7 million which are reflected as adjustments to depreciation. These savings were partially offset by increases in depreciation expense in Europe and the United States due to unit increases and higher costs for the units.

Total selling general and administrative expenses increased 1.7% to $58.1 million. The increase resulted from higher transaction volumes across all major product lines.

Interest expense increased $177 thousand to $51.7 million for the three-month period ended September 30, 1999 over the comparable 1998 period. The increase is due to higher rates, most of which would have been passed through to clients.

Income before provision for income taxes of $42.5 million for the three months ended September 30, 1999 was 35.6% higher than the $31.3 million reported in the comparable period in 1998. The increase in profitability was due mainly to higher net revenues from the asset business represented by Vehicle Leasing Revenue less Vehicle Depreciation and Interest.

Corporate:
Corporate expenses principally include interest expense and the amortization of deferred financing costs on the Company's Senior Subordinated Notes and its Term loans which were financed on June 30, 1999, in connection with the VMS acquisition (see Note 5 to the financial statements).

Income Taxes:
The Company's consolidated provision for income taxes for the three months ended September 30, 1999 increased 62.0%, from $20.0 million to $32.4 million, compared to the same period in 1998. The effective income tax rate was 45.1%, down from 48.1% for the corresponding period in 1998. The effective rate decrease is due to primarily to an increase in income before provision for income taxes and a decrease in the taxation of foreign operations. The effective tax rate reflects differences between foreign income tax rates and the U.S.
federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income:
Consolidated net income increased 82.2%, from $21.6 million to $39.4 million, compared to the same period in 1998. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):


                                   Nine Months Ended September 30, 1999                 Nine Months Ended September 30, 1998
                                               Pro-Forma                                                 Pro-Forma
                              -------------------------------------------------- ---------------------------------------------------
                                          Vehicle Leasing                                    Vehicle Leasing
                                             And Other                                          And Other
                               Vehicle      Fee Based                              Vehicle     Fee Based
                                Rental      Services     Corporate     Total       Rental      Services     Corporate      Total
                              ----------- -------------  ----------  ----------- ------------ ------------  ----------  -----------

Revenue:
  Vehicle Rental............. $ 1,913,929                            $ 1,913,929  $ 1,739,055                           $ 1,739,055
  Vehicle Leasing............             $  1,034,650                 1,034,650              $  1,033,386                1,033,386
  Other fee based............                  188,286                   188,286                   172,719                  172,719
                              ----------- -------------              ----------- ------------ ------------              -----------
      Total Revenue:            1,913,929    1,222,936                 3,136,865    1,739,055    1,206,105                2,945,160
                              ----------- -------------              ----------- ------------ ------------              -----------
Costs and expenses:
  Direct operating...........     735,801                                735,801      697,407                               697,407
  Vehicle depreciation and
    lease charges, net.......     494,374      768,165                 1,262,539      444,182      767,154                1,211,336
  Selling, general and
    amdinistrative...........     350,701      186,582   $    (464)      536,819      322,324      167,468                  489,792
  Interest, net..............     158,001      146,177       1,000       305,178      143,781      153,248  $  1,500        298,529
                              ----------- -------------  ----------  ----------- ------------ ------------  ----------  -----------
                                1,738,877    1,100,924         536     2,840,337    1,607,694    1,087,870     1,500      2,697,064
                              ----------- -------------  ----------  ----------- ------------ ------------  ----------  ----------
EBITDA.......................     175,052      122,012        (536)      296,528      131,361      118,235    (1,500)       248,096
Interest - acquisition debt                                106,635       106,635                             106,635        106,635
Amortization of cost in
excess of net assets acquired       9,686        5,575      20,294        35,555        8,687        6,899    19,027         34,613
Non-vehicle depreciation and
  amortization...............      19,271       14,823         941        35,036       16,829       13,849       941         31,619
                              ----------- -------------  ----------  ----------- ------------ ------------  ----------  -----------
Income before provision for
   income taxes.............. $   146,095 $    101,614   $(128,406)      119,303 $    105,845 $     97,487  $(128,103)       75,229
                              =========== =============  ==========  ----------- ============ ===========   ==========  -----------
Provision for income taxes...                                             58,294                                             39,676
                                                                     -----------                                        ===========
Net income...................                                        $    61,009                                        $    35,553
                                                                     ===========                                        ===========

VEHICLE RENTAL:

Revenue
Revenue increased 10.1%, from $1,739.1 million to $1,913.9 million, compared to the same period in 1998. The increase in revenue is due primarily to overall market demand (7.8%) and the acquisitions of Motorent, Inc. on June 30, 1999 (2.2% combined) and Hayes Leasing Company on May 1, 1998. The revenue increase reflected a 9.0% increase in the number of rental transactions and a 1.0% increase in revenue per rental transactions.

Costs and Expenses
Total costs and expenses increased 8.2%, from $1,633.2 million to $1,767.8 million, compared to the same period in 1998. Direct operating expenses increased 5.5%, from $697.4 million to $735.8 million, compared to the same period in 1998. As a percentage of revenue, direct operating expenses declined to 38.4%, from 40.1% for the corresponding period in 1998. Direct operating expense included a one-time $7.5 million credit (0.4% of revenue), resulting from the curtailment of the Company's Deferred Benefit Plan. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.6% of revenue), and lower airport commissions (0.9% of revenue) and were partially offset by higher compensation costs (0.3% of revenue).

Vehicle depreciation and lease charges increased 11.3%, from $444.2 million to $494.4 million, compared to the same period in 1998. As a percentage of revenue, vehicle depreciation and lease charges were 25.8 % of revenue, as compared to
25.5 % of revenue for the corresponding period in 1998. The change reflected a 8.3% increase in the average rental fleet combined with a higher monthly cost per vehicle.

Selling, general and administrative expenses increased 8.8%, from $322.3 million to $350.7 million, compared to the same period in 1998. The increase was due to higher reservation costs, higher general and administrative expenses, higher marketing expenses and higher royalty fees.

Interest expense increased 9.9%, from $143.8 million to $158.0 million, compared to the same period in 1998, due to higher borrowings required to finance the growth of the rental fleet, partially offset by lower average interest rates.

Income before provision for income taxes increased 38.0%, from $105.8 million to $146.1 million, compared to the same period in 1998. The increase reflects higher revenue and decreased costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES:

Revenues:
VMS' revenues increased 1.4% for the nine-month period ended September 30, 1999, from $1,206.1 million to $1,222.9 million. Total vehicles under management grew to approximately 800,000 units and total fuel cards exceeded 3.9 million cards. Vehicle Leasing Revenues remained substantially unchanged, however, Fee Based Revenue increased 9.0% to $188.3 million due to growth in the major fee based products.

Vehicle Leasing Revenues totaled $1.03 billion, which is substantially unchanged to the comparable period in 1998. Vehicle Leasing Revenues were negatively impacted by lower revenues due to a Canadian lease Securitization completed in June 30, 1999 which removed assets from the books.

Other Fee Based Revenue Growth was driven by growth in the three major product lines: Fuel, Maintenance and Accident Management. Total revenues increased $15.6 million to $188.3 million. Fuel Revenues increased 8.6%, Maintenance Revenues increased 6.8%, and Accident Management Revenues increased 19.7% as all three products realized unit growth.

Cost and Expenses:
Total expenses increased 1.1% for the nine period ended September 30, 1999, to $1,121.3 million from $1,108.6 million in the prior year. The increase was due principally to higher selling, general and administrative expenses which represented 15.3% and 13.9% of revenue for the nine months ended September 30, 1999 and 1998, respectively.

Total selling, general and administrative expenses increased 11.4% from $167.5 million in 1998 to $186.6 million in 1999. The increase resulted from higher unit counts and transaction volumes in all of the segments. The largest increase was realized in Europe due in part to conversion costs relating to a transition to a new fuel platform.

Vehicle Depreciation Expense increased from $767.2 million in 1998 to $768.2 million in 1999. The increase resulted from a $12.3 million increase due to increased units and higher capitalized costs offset by a $1.7 million decrease in used car losses and lower depreciation due to the Canadian Lease Securitization of $9.6 million.

Amortization of costs in excess of net assets acquired decreased due to the acquisition of VMS by the Company on June 30, 1999.

Non-vehicle Depreciation and Amortization increased $1.0 million from $13.8 million in 1998 to $14.8 million in 1999, due primarily to depreciation for systems work which was completed.

Income before provision for income taxes of $101.6 million for the nine months ended September 30, 1999 was 4.2% higher than the $97.5 million reported in the comparable period in 1998. The increase in profitability was due mainly to higher revenue, lower interest expense offset by higher selling, general and administrative expenses.

Corporate:
Corporate expenses principally include interest expense and the amortization of deferred financing costs on the Company's Senior Subordinated Notes and its Term loans which were financed on June 30,1999 in connection with the VMS acquisition (see Note 5).

Income Taxes:
The Company's consolidated provision for income taxes for the nine months ended September 30, 1999 increased 46.9%, to $58.3 million from $39.7 million, compared to the same period in 1998. The effective income tax rate was 48.9%, down from 52.7% for the corresponding period in 1998. The decrease in the effective tax rate is due primarily to an increase in income before provision for income taxes and a decrease in the taxation of foreign operations. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Consolidated net income increased 71.6%, from $35.6 million to $61.0 million, compared to the same period in 1998. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of acquisition indebtedness. For the nine months ended September 30 1999, pro forma for the VMS Acquisition, the Company's expenditures for new vehicles would have been approximately $6.3 billion and proceeds from the disposition of used vehicles would have been approximately $4.3 billion. For 1999, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1998. Since the late 1980's, Avis has acquired vehicles related to its car rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount ("Repurchase
Programs"). These repurchase programs limit residual risk with respect to vehicles purchased under the programs.

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

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. The car rental trade receivables also provide liquidity with approximately 12 days of daily sales outstanding.

Pro forma for the VMS Acquisition, the Company would have made capital investments for property improvements totaling $42.4 million for the nine months ended September 30 1999, and $54.1 million for the nine months ended September 30, 1998.

Management has an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability.

Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company guarantees only the borrowings of its subsidiary in Argentina. At September 30, 1999, the total debt for the Company's international operations is approximately $998.0 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

Avis Rent A Car, Inc. is party to a credit agreement (the "New Credit Facility") which provides for up to $1.35 billion of borrowings in the form of (1) A Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility ($115 million at September 30, 1999). The loans under the New Credit Facility bear interest at variable rates at fixed margin, above either The Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The New Credit Facility is guaranteed by each U.S subsidiary of Avis Rent A Car, Inc., but excluding any insurance subsidiaries, banking subsidiaries, and securitization or other vehicle financing subsidiaries. All borrowings by the Company under the New Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the New Credit Facility excluding assets that secure the ABS Facilities, and by a pledge of all the capital stock of each of Avis Rent A Car, Inc.'s U.S. subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries.

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

The Avis Vehicle Rental ABS Facility

Avis car rental options, has a domestic integrated financing program that as of September 30, 1999 provides for up to $3.75 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the Avis ABS Facility available for vehicles not covered by Repurchase Programs. The Avis ABS Facility provides for the issuance of up to $1.5 billion of asset backed variable funding notes (the "Variable Funding Notes") and $2.25 billion of asset-backed medium term notes are outstanding under the Avis ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in Avis's fleet.

The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by MBIA and as a result are rated AAA by S&P and Aaa by Moody's. At September 30, 1999, Avis had approximately $3.3 billion of debt outstanding under the Avis ABS Facility. At September 30, 1999, Avis had approximately $417 million of additional credit available for vehicle purchases.

Based on current market conditions and Avis' current banking relationships, management expects to fund maturities of the Medium Term Notes either by the issuance of new medium term notes or an increase in the outstanding principal amount of the Variable Funding Notes depending on market conditions at the time the Medium Term Notes mature. However, management cannot be sure that this will occur.

The Interim VMS ABS Facility

VMS currently has an interim $3.6 billion vehicle financing program (the "Interim VMS ABS Facility" and, together with the Avis ABS Facility, the "ABS Facilities") supported by leases and vehicles owned by VMS and to initially consist of (1) up to $2.5 billion of variable funding asset-backed notes supported by U.S. leases and vehicles, (2) up to $236 million of asset-backed preferred membership interests supported by U.S. leases and vehicles and (3) an advance of up to $829 million under an asset-backed facility to PHH United Kingdom guaranteed by various PHH United Kingdom entities and supported by all of the assets of such entities, each of which will be placed with one or more multi-seller commercial paper conduits. On October 28, 1999, the Company refinanced the U.S. portion of the Interim VMS ABS facility with a permanent facility. The permanent VMS ABS facility consists of two classes of floating rate asset-backed notes; class A-1 notes which total $550 million and class A-2 notes which total $450 million. Both classes of notes have an interest rate which is reset monthly at LIBOR plus 32 basis points for the class A-1 notes and 35 basis points for the class A-2 notes. The class A-1 notes are required to be repaid commencing in March, 2001 through October, 2006. The class A-2 notes commence repayment when the class A-1 notes are repaid in full and are due and payable in October, 2011. Both classes of notes are rated AAA by Standard & Poors and Aaa by Moody's. In addition, the Company may issue up to $1,750 million of Variable Funding Investor Notes to a group of multi-seller commercial paper conduits. At closing, there was $1,363.2 million outstanding at a blendd interest rate of 6.0% The Company also issued on October 28, 1999 two series of Senior Preferred Membership Interests totaling $255.9 million at a rate of 6.6%.

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

     The Company has completed the remediation of its mission critical systems including the modification, upgrading and replacement of the affected systems. The Company has completed the testing of substantially all of these mission critical systems. The Company believes its mission critical systems are Year 2000 ready.

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

(ii) Contingency Plans
     Based upon the progress of its comprehensive plan, the Company expects that it will not experience a disruption of its operations as a result of the change to the Year 2000. However, there can be no assurance that the third parties who have supplied technology used in the Company's mission critical systems will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain key technology used in its mission critical systems, which are intended to enable the Company to continue to operate. The contingency plans include performing certain processes manually; repairing systems and changing suppliers if necessary, although there can be no assurance that these contingency plans will successfully avoid service disruption in the reservation , vehicle leasing and rental of vehicles. The Company believes, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is ongoing, which will require further modifications as the Company obtains additional information regarding
     (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 comprehensive plan; and (2) the status of third parties Year 2000 readiness.

 (iii) Year 2000 Costs
     Total costs of hardware and software remediation are expected to be $26.5 million including $3.0 million related to VMS. Costs of hardware and software remediation were approximately $3.0 million in 1997, $8.4 million in 1998 and are estimated to be approximately $13.5 million in 1999 and $1.6 million in 2000. Costs of hardware and software remediation were approximately $8.9 million for the nine months ended September 30, 1999. These estimates include the costs of certain equipment and software for which planned replacement was accelerated due to Year 2000 requirements. In addition, they reflected the cost of redeploying certain internal resources to address the Year 2000 requirements. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from these estimates. The Company expects to finance these costs through internally generated cash flow and existing credit facilities.

(iv) Possible Consequences from Year 2000 Problems
     The Company believes that completed and planned modifications and conversions of its internal systems and equipment has made it Year 2000 ready. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any non-compliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could effect vehicle reservation and rental operations and could have a material adverse effect on the Company's business or consolidated financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Financial Disclosures About Market Risk

The Company has derivative financial instruments at September 30, 1999 that are sensitive to changes on its debt obligations and on its interest rate swap agreements. The following derivative instruments agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate fluctuations under its interim asset based debt agreements (Notes 9 and 13), the Company has entered into domestic and foreign interest rate cap and interest rate floor agreements with durations of 10 and 5 years, respectively. The interest rate cap and interest rate floor agreements have matching notional values of $US 526,362 and Pounds Sterling 436,134, respectively. The agreements established the domestic and foreign interest rate ceiling and floor on the asset based vehicle financing of 5.675% and 6.30% and 5.0% and 5.5%, respectively.

(b) The Company has also entered into U.S. and foreign Interest Rate Swap Agreements, which terminate between November 1999 and April 2005, with notional values of $855,073 as of September 30, 1999.

 (c) Depending on market fundamentals of the price of gasoline and other conditions, the Company may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by the Company effectively establish a minimum sales transaction fee for the volume of gasoline purchased on the Company's programs. An increase in the value of the options is highly correlated to decreases in the average price of gasoline purchased by the Company's cardholders. Put options permit the Company to participate in price increases above the option price. The cost of an option is amortized in the month the options expire. Gains from the sale or exercise of options are recognized when the underlying option is sold. At September 30, 1999, the total contract amount of such options was
     14.9 million gallons of gasoline and the unamortized cost of options was $140,000 and is included in other assets in the Company's consolidated statement of financial position.

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

                              Avis Rent A Car, Inc.
                           --------------------------
                                  (Registrant)





Dated:   November 15, 1999                  By:  /s/ Kevin M. Sheehan
                                            ------------------------------------
                                            President-Corporate and Business
                                            Affairs and Chief Financial Officer
                                            (principal financial officer)




Dated:   November 15, 1999                  By:  /s/ Timothy M. Shanley
                                            ------------------------------------
                                            Vice President and Controller
                                            (principal accounting officer)

                           Part II. Other Informatio

ITEM: 6(a)    EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Exhibits filed with Form 10-Q for the quarter ended September 30, 1999 under the Securities Exchange Act of 1934.

                              AVIS RENT A CAR, INC.

                         Commission file number 1-13315


                                  EXHIBIT INDEX


Exhibit
   No.                       Description                              Page No.


     27                   Financial Data Schedule for                    36
                          the Nine months ended September 30, 1999




ITEM: 6(b)    REPORTS ON FORM 8-K


On May 25, 1999, the Company filed a Form 8-K which included a News Release announcing that Avis Rent A Car, Inc. had signed an agreement with Cendant Corporation to acquire the PHH and Wright Express vehicle management and fuel card businesses for $1.8 billion. The transaction was funded through a combination of debt and preferred stock consisting of approximately $1.0 billion in bank facilities, $500.0 million of high yield securities and $360.0 million in preferred stock.

On July 15, 1999, the Company filed a Form 8-K which announced that on June 30, 1999, Avis Fleet Leasing and Management Corporation, a Texas Corporation and a wholly-owned subsidiary of Avis Rent A Car, Inc., merged under Texas law into PHH Holdings Corporation, a Texas corporation . Pursuant to the merger both PHH Holdings and Avis Fleet survived as subsidiaries of their respective parent companies and Avis Fleet acquired the stock of the subsidiaries of PHH Holdings which operate vehicle management and fuel card businesses in the United States, Canada and Europe under the PHH and Wright Express names and all of the property, rights and assets of such businesses. As consideration for such stock, Avis Fleet paid $1.438 billion in cash and issued 7,200,000 shares of its Series A Preferred Stock and 40,000 shares of its Series C Preferred Stock with a liquidation preference of $362 million to PHH Corporation, an indirect subsidiary of Cendant and the parent of PHH Holdings.

On August 6, 1999, the Company filed on Form 8-K management's discussion and analysis of the VMS Historical Financial Statements as well as a discussion of the liquidity and capital resources requirements of Avis Rent A Car and its subsidiaries, including VMS (collectively "New Avis") and certain other matters, which were initially filed in the July 15, 1999 Form 8-K. These included Audited Combined Financial Statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, as well as unaudited Condensed Combined Financial Statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

On August 11, 1999, the Company filed on Form 8-KA an amendment to the July 15, 1999, Form 8-K filing in which the "Certificate of Designation of Powers, Preferences and Special Rights of Series A Cumulative Participating Redeemable Convertible Preferred Stock and Qualifications, Limitations, and Restrictions, thereof of Avis Fleet Leasing and Management Corporation was re-filed to include certain information inadvertently omitted from the original filing.