Form 10-K
period 1999-12-31
AVIS GROUP HOLDINGS INC
filed 2000-03-29
CIK 1040445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                        OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 1- 13315

                            ------------------------

                           AVIS GROUP HOLDINGS, INC.

             (Exact Name Of Registrant As Specified In Its Charter)

                DELAWARE                                      11-3347585
        (State of incorporation)                 (I.R.S. Employer Identification No.)

          900 OLD COUNTRY ROAD                                  11530
          GARDEN CITY, NEW YORK                               (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (516) 222-3000

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------        -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

                         ------------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 15, 2000, the registrant had 31,131,712 shares of Common Stock outstanding and, at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $383,938,680.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 are incorporated by reference in Items 10-13 of Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
                                PART I
Item 1.   Business....................................................    2-20
Item 2.   Properties..................................................   20-21
Item 3.   Legal Proceedings...........................................      21
Item 4.   Submission of Matters to a Vote of Security Holders.........      21

                               PART II
Item 5.   Market for the Registrant's Common Equity and Related             21
          Stockholder Matters.........................................
Item 5B.  Holders of Common Equity....................................      21
Item 6.   Selected Financial Data.....................................      22
Item 7.   Management's Discussion and Analysis of Financial Condition    23-32
          and Results Of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...      33
Item 8.   Financial Statements and Supplementary Data.................      35
Item 9.   Changes in and Disagreements With Accountants on Accounting       35
          and Financial Disclosure....................................

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........      35
Item 11.  Executive Compensation......................................      35
Item 12.  Security Ownership of Certain Beneficial Owners and               35
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............      35

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form      35
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

    Effective March 27, 2000, Avis Rent A Car, Inc. changed its name to Avis Group Holdings, Inc. Unless the context otherwise requires, each reference in this Annual Report to (i) the "Company" refers to Avis Group Holdings, Inc. and its operating subsidiaries, (ii) "ARACS" refers to Avis Rent A Car System, Inc., a wholly-owned subsidiary of the Company, (iii) "VMS" refers to the vehicle management and fuel card businesses, a wholly-owned subsidiary of the Company which, prior to their acquisition by the Company, were operated by Cendant Corporation through its PHH subsidiaries in the United States and Canada ("PHH North America"), its PHH subsidiaries in Europe ("PHH Europe") and Wright Express ("WEX"), (iv) "Cendant" refers to Cendant Corporation and its subsidiaries, and (iv) the "Franchisor" refers to Cendant Car Rental, Inc., a wholly-owned subsidiary of Cendant. Statistical information contained herein with respect to the domestic car rental industry and the domestic or international vehicle leasing and fuel card markets have been derived from publicly available sources, including trade publications, which the Company has not independently verified but believes to be reliable.

    Cendant owns all of the outstanding equity of the Franchisor which, in turn, owns the Avis worldwide vehicle rental system (the "Avis System"). In 1997, the Franchisor entered into a 50-year franchise agreement with ARACS granting ARACS the right to operate as a franchisee under the Avis System (the "Master License Agreement"). Cendant, who is the owner of the data processing and information system (the "Wizard System") used in connection with the Company's vehicle rental business and which forms a part of the Avis System, also entered into a 50-year computer services agreement with ARACS with respect to the use of the Wizard System.

    On June 30, 1999, the Company acquired VMS from Cendant for approximately $1.8 billion, plus the refinancing of $3.5 billion of VMS indebtedness (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance of $362.0 million of preferred stock. The VMS Acquisition establishes the Company as a leading worldwide provider of comprehensive automotive transportation and vehicle management solutions. The VMS Acquisition allows Avis to diversify its revenue base, create significant revenue growth and cost savings opportunities, expand its current car rental business, and bring together a senior management team that has extensive knowledge of the car rental and vehicle management and financing industries.

    Avis Group Holdings, Inc. is a holding company which, through its operating subsidiary, ARACS, operates the second largest general use car rental business in the world, based on total revenue and volume of rental transactions and through its VMS subsidiaries provide integrated card payment, vehicle leasing and value-added vehicle management services in North America and Europe, with leading market shares across many of its product lines.

    The Company, through its operating subsidiary ARACS, rents vehicles to business and leisure travelers through approximately 723 rental locations in both airport and non-airport (downtown and suburban) markets in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. During 1999, the Company completed approximately 16.5 million rental transactions with a fleet that averaged approximately 220,000 vehicles and generated total vehicle rental revenue of approximately $2.5 billion, of which approximately 90% was derived from its operations in the United States.

    VMS provides integrated card payment, vehicle leasing and value added vehicle management services in North America and Europe, with leading market shares across many of its product lines. VMS provides comprehensive vehicle management solutions to its customers which include over 31,000 companies and government agencies in North America and Europe, including nearly one-third of the Fortune 500 and approximately one-half of the FTSE 100 companies. VMS' services consist of vehicle leasing and related asset-based services and a broad range of fee-based services which include fuel and maintenance cards, accident management, and other vehicle-related services, all of which are designed to allow clients to effectively manage costs and enhance productivity. In 1999, asset-based products and services accounted for 83% of VMS' total revenues, while fee-based products and services accounted for the remaining 17%. At December 31, 1999, VMS had approximately 840,000 vehicles under management and over 4.6 million fuel and maintenance cards outstanding. At December 31, 1999, VMS' automotive fleet consisted of approximately 360,000 leased vehicles worldwide, 84% of which were leased subject to open-end leases under which the customer bears substantially all of the vehicle residual risk. VMS' lease and card portfolios have experienced low historical default as a result of the strong credit quality of its customer base and VMS' credit underwriting procedures.

    The Avis brand name is owned by the Franchisor and is licensed for use by its franchisees, including ARACS, which is the largest Avis System franchisee in the world. As an Avis System franchisee, ARACS has entered into certain arrangements with the Franchisor and its affiliates that require ARACS to make payments to the Franchisor and its affiliates, including monthly payments under the Master License Agreement consisting of a monthly base royalty of 3.0% of ARACS' gross revenue and a supplemental royalty of 1.0% of gross revenue (payable quarterly in arrears), which will ultimately increase to a maximum of 1.5% in 2003. Until July 30, 2002, the supplemental royalty or a portion thereof may be deferred if the Company does not attain certain financial targets. The Avis System is comprised of approximately 4,400 rental locations, including locations at the largest airports and cities in the United States and approximately 166 other countries and territories, and a fleet of approximately 430,453 vehicles during the peak season, all of which are operated by franchisees. During 1999, the Company's 558 U.S. rental locations, produced approximately 92.5% of the Avis System's revenue in the United States, with the balance derived from 329 locations operated by 64 other Avis System franchisees, of which five accounted for approximately 3.0% of the Avis System's U.S. revenue. The Company is the sole franchisee of the Avis System in the international markets in which it operates. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe plc, which is not affiliated with the Company. Management believes that the strong recognition of the Avis brand name, the breadth of the Avis System and the sophistication of the Wizard System enable the Company and other Avis System franchisees to provide consistent quality, pricing and service to business and leisure customers worldwide.

    The Company has historically targeted its marketing efforts toward business travelers, who accounted for approximately 64% of the Company's domestic vehicle rental revenue in 1999. The Company believes that business travelers, many of whom rent the Company's vehicles pursuant to agreements between the Company and their employers, have represented an important factor in the growth and stability of its business. While the Company continues to focus on business travelers, it intends to leverage its strong airport presence by expanding its marketing efforts toward the leisure travel market in order to increase its fleet utilization during non-peak business periods and extend the average length of its rentals. During 1999, leisure travelers accounted for approximately 36% of the Company's domestic vehicle rental revenue.

    The Company utilizes the Wizard System, which it believes is one of the most sophisticated information management systems in the vehicle rental industry. Key functions of the Wizard System include: (i) global reservations processing,
(ii) rental agreement generation and administration and (iii) fleet accounting and control. The Company has also developed software applications that utilize the data gathered by the Wizard System and third party reservation systems to achieve centralized control of its major business operations. These applications include: (i) a yield management system that is designed to increase profit by controlling vehicle availability by length of rental and providing decision support for rate changes, (ii) a competitive rate information system that monitors industry rate changes by market on a daily basis at different vehicle rental locations, and (iii) a business mix model that analyzes potential profit contribution data by segment based upon business mix and fleet optimization recommendations.

    On October 17, 1996 the Franchisor (formerly Avis, Inc.) and its subsidiaries were purchased by Cendant (formerly HFS Incorporated) for approximately $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million of common stock (the "Acquisition"). The Company is the successor to the car rental operations previously owned by the Franchisor and its subsidiaries (collectively referred to as the "Predecessor Companies"). On

September 24, 1997, the Company completed an initial public offering (the "IPO") of its Common Stock at a price of $17 per share and received proceeds of approximately $359 million. On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering (the "Offering") and received proceeds of approximately $162 million. In addition, in the same offering, Cendant reduced its ownership in the Company by selling 1,000,000 shares of the Company's common stock and retained the proceeds. Prior to the Offering, Cendant beneficially owned 8,500,000 shares of Common Stock. Following the Offering, Cendant beneficially owned 7,500,000 shares of Common Stock representing approximately 20.9% of the then outstanding shares of the Company. Pursuant to a stock repurchase program approved by the Board of Directors on September 1, 1998 and amended on September 23, 1998, the Company repurchased 5,000,000 shares of the Company's Common Stock, including the repurchase from Cendant of 1,300,000 shares on January 15, 1999 and 314,200 shares on April 26, 1999. As a result of these re-purchases, Cendant's beneficial ownership of Common Stock was reduced to 5,535,800 shares or approximately 18% as of January 1, 2000, excluding potential conversion of preferred stock (see Notes 14, 16 and 24). As a result of the VMS Acquisition, the Company issued, through a subsidiary, $362 million of Preferred Stock to PHH Corporation (see Note 14 of the Notes to the Consolidated Financial Statements) in the form of $360 million of Series A Preferred Stock at a dividend rate of 5% of the Series A liquidation preference of $360 million payable semi-annually in arrears. These dividends may be paid in Series B Preferred Stock at the discretion of the Company until the fifth anniversary of their issuance. Series B Cumulative Preferred Stock issued as dividends to the Series A Preferred holders accrue dividends at a rate of 5% per annum payable in cash semi-annually in arrears or paid in kind until the fifth anniversary of the date of issuance. Cendant is one of the foremost providers of real estate related, travel related and direct marketing consumer and business services in the world. It operates in four principal divisions--travel related services, real estate related services, direct marketing services (formerly known as the alliance marketing division) and other consumer and business services. Its businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage business provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses provide an array of value driven products and services. Cendant's other consumer and business services include tax preparation services franchise, information technology services, car parks and vehicle emergency support and rescue services in the United Kingdom, discount coupon books, credit information services, financial products and other consumer-related services.

    Avis Group Holdings, Inc. (formerly Avis Rent A Car, Inc.) was incorporated in Delaware on October 17, 1996. ARACS was incorporated in Delaware on September 18, 1956. The principal executive offices of the Company are located at 900 Old Country Road, Garden City, New York 11530, and its telephone number at that location is (516) 222-3000.

ACQUISITION HISTORY

    As a result of the acquisition noted in (a) through (e) below, the Company has increased its' percentage of total domestic vehicle rental system revenues from 77% in 1996 to 92.5% in 1999.

A) THE FIRST GRAY LINE MERGER

    On August 20, 1997, ARACS purchased all of the outstanding capital stock of The First Gray Line Corporation ("First Gray Line"), the then largest (exclusive of ARACS) Avis System franchisee in North America with 70 locations in Southern California, Nevada and Arizona, including Los Angeles International Airport, McCarran International Airport (Las Vegas) and San Diego International Airport. On July 31, 1998, First Gray Line was merged into ARACS.

B) THE HAYES TRANSACTION

    On May 1, 1998, ARACS acquired the assets of the car rental business of Hayes Leasing Company Inc. ("Hayes Leasing"), including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas, for approximately $86 million in cash, plus the refinancing of fleet related indebtedness which totaled approximately $136 million for a total purchase price of approximately $222 million. At that time, Hayes was the largest (exclusive of ARACS) Avis System franchisee in North America, serving six locations in the state of Texas, including the Dallas/Fort Worth Airport ("DFW"), San Antonio Airport and Austin Municipal Airport.

C) OTHER FORMER LICENSEE ACQUISITIONS

    During 1998, ARACS purchased the assets of various other former licensees for approximately $15 million in cash.

D) THE RENT-A-CAR COMPANY, INCORPORATED ACQUISITION

    On March 19, 1999, ARACS purchased all of the outstanding capital stock of Rent-A-Car Company, Incorporated for approximately $10.1 million. Rent-A-Car Company, Incorporated was the then third largest (exclusive of ARACS) Avis System franchisee in North America with locations in Delaware, Maryland and Virginia, including Richmond International Airport.

E) THE MOTORENT, INC. ACQUISITION

    On June 30, 1999, the Company purchased all of the outstanding capital stock of Motorent, Inc. of Nashville, Tennessee for approximately $49.3 million including the Avis System franchises for the cities of Chattanooga, Knoxville, Memphis and Nashville, Tennessee. This acquisition was financed through internally generated funds.

F) THE VMS ACQUISITION

    On June 30, 1999, the Company completed the transaction contemplated by the Agreement and Plan of Merger and Reorganization dated as of May 22, 1999 (the "Merger Agreement") with PHH Corporation, a Maryland corporation and wholly-owned subsidiary of Cendant, PHH Holdings Corporation ("PHH Holdings"), a Texas corporation and wholly-owned subsidiary of PHH Corporation, and Avis Fleet Leasing and Management Corporation, a Texas corporation and a wholly-owned subsidiary of the Company ("the Acquisition Subsidiary").

    Pursuant to the Merger Agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired VMS for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion. The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the Acquisition Subsidiary of $362.0 million of preferred stock.

    In connection with the VMS Acquisition, the Company received a perpetual, royalty-free license to use the VMS trademarks, including the "PHH" name and logo. PHH Corporation and PHH Holdings entered into a 5-year non-compete agreement with Avis Group Holdings, Inc. and the Acquisition Subsidiary. The Acquisition Subsidiary also received a limited license to use the Cendant name in Europe and the United States for a period of up to one year. In addition, the parties have entered into agreements under which Cendant agreed to provide VMS with computer services and with transitional services with respect to various administrative services, including payroll and benefits, which had previously been provided to VMS by Cendant. In addition, the Acquisition Subsidiary has entered into an agreement under which it will provide Cendant with certain transitional administrative services which had previously been provided by VMS.

STRATEGY

    The Company's objective is to improve its vehicle rental and VMS profitability through a strategy that consists of the following key elements:

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

    IMPROVING BUSINESS MIX AND FLEET UTILIZATION. Historically, the Company has capitalized on its strong network of airport rental locations by focusing its sales and marketing resources principally toward business travelers. While this has enabled the Company to leverage its overhead costs by capturing a large share of transaction volume at relatively few locations, fleet utilization historically has been characterized by peak business travel demand during the middle of the week and reduced demand during and immediately before and after the weekend. Management believes that the Company's substantial presence at the nation's leading airports provides it with the opportunity, without significant incremental cost, to capitalize on increased air travel by leisure travelers, who tend to initiate air travel during or close to the weekend. Accordingly, while continuing to concentrate on its core presence in the business travel market, the Company has begun to increase its marketing efforts toward the leisure market in order to improve fleet utilization and extend the average length of rental. The Company's acquisitions of franchisees mentioned above has better positioned the Company to improve its fleet management, primarily in the United States. In addition, the Company believes that it can further enhance the utilization of its fleet during non-peak periods by selectively expanding its presence in non-airport markets through both internal growth and, if appropriate opportunities arise, acquisitions of other car rental operations including, where feasible, other Avis System franchises.

    INCREASING BRAND LOYALTY THROUGH TARGET MARKETING. Management believes that the domestic vehicle rental industry is becoming increasingly focused on such factors as customer service and loyalty. The customer base of the major domestic car rental companies, including the Company, has become increasingly diverse. Management plans to utilize the Avis System's proprietary software applications to analyze the Company's extensive customer database to identify distinguishing characteristics and preferences of those customers who have been historically associated with its most profitable rental transactions and to focus its sales and marketing efforts and service features to attract additional customers with similar characteristics and preferences. Management believes that this analysis will enhance the quality of the car rental experience of such customers and increase their loyalty to the Avis brand.

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

    FURTHER PENETRATION OF BOTH THE SMALL AND LARGE FLEET VEHICLE LEASING MARKETS. The company will continue to profitably develop its business in both segments of the market. In the large fleet segment, VMS remains a recognized industry leader with a strong history of providing value added fleet management services. While margins remain tight in this segment of the market, management believes its focus on internal productivity improvements, product breadth including internally developed and managed fee based products, and its technology solutions significantly enhancing the clients' ability to manage its fleet, will continue to provide opportunity. The small fleet leasing segment will increase as an area of focus to VMS. Coordination of marketing efforts with Avis' vehicle rental operations is providing significantly enhanced channels into this market and leveraging the joint sales effort. This will result in increased volumes in this market. Additionally, internally developed technology solutions have resulted in an improved and more cost effective service delivery method to this market by VMS.

    CROSS-SELLING PRODUCTS. PHH North America continues to market and further penetrate its asset based clients with an increased range of value added fee based products. Additionally, growth will be realized through sales to prospects who do not utilize the core asset product with a target market in both the fleet segment and the retail segment through an affinity strategy. Products currently sold by PHH North America are also being added to the WEX product offerings. PHH Europe will continue to grow its asset based products to its extensive base of fuel and maintenance cardholders. Growth is projected through marketing PHH Europe's core fee based product offering to non-traditional markets such as insurance companies and contract hire companies where PHH Europe would act as a third party service provider.

    LEVERAGE STRENGTHS IN TECHNOLOGY. VMS will apply its extensive technology and information processing capabilities to take advantage of current trends in the fleet management industry. Corporations continue to outsource vehicle management, our strong technological capabilities allows PHH to offer state of the art technology solutions at cost effective levels while enhancing the client's ability to control fleet expenditures. We expect to increase customer loyalty as our technology-based services becomes an integral part of our customers' operations. In addition, VMS is evaluating ways to leverage its technology investment to provide solutions to companies outside of the fleet management market.

OPERATIONS

    GENERAL. The Company's rental fleet includes various categories of automobiles, most of which are of the current and immediately preceding model years. Rentals are generally made on a daily, weekend, weekly or monthly basis. Rental charges in the United States usually are computed on the basis of the duration of the rental and may include a mileage charge and vary based upon vehicle category, the day on which the rental begins and local competitive and cost factors. Additional charges are made for optional refueling services, loss damage waivers (a waiver of the Company's right to make a renter pay for damage to the vehicle), concession fee recovery, personal accident insurance, personal effects protection, optional products such as cellular phones, child seats and ski racks and, in some instances, additional liability insurance. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. The Company also generally offers its customers the convenience of leaving a rented vehicle at an Avis location in a city other than the one in which it was rented under Avis' "Rent it Here-Leave it There" program, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed.

    UNITED STATES VEHICLE RENTAL OPERATIONS. At December 31, 1999, the Company operated 558 vehicle rental facilities at airport, near-airport and downtown locations throughout the United States. During 1999, approximately 83% of the Company's United States revenue was generated at 211 airports in the United States with the balance generated at the Company's 347 non-airport locations. The Company's emphasis on airport traffic has resulted in a particularly strong rental revenue market position at the major U.S. airports.

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

    INTERNATIONAL VEHICLE RENTAL OPERATIONS. The Company operates in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Its operations in Canada and Australia were the principal contributors of revenue, accounting for 80% of international vehicle rental revenue in 1999. Revenue from international vehicle rental operations in 1999 was approximately $256 million.

    The Company holds a solid market position in each of the countries in which it operates. In terms of revenue, the operations in Australia and New Zealand are acknowledged as the largest in their respective markets.

    VMS OPERATIONS. VMS' operations in North America consists of the fleet management companies and WEX which operates in both the United States and Canada. VMS operates in Europe through wholly-owned companies in the United Kingdom and Germany. Additionally, it operates through a joint venture in Ireland. Services in other European countries are handled through marketing alliances.

    VMS' vehicle management services are divided into two principal categories:
(1) asset-based products and services and (2) fee-based products and services. Asset-based products are the services clients require to acquire, lease and dispose of a vehicle. VMS leases more than 350,000 units on a worldwide basis through both open-end and closed end lease structures. As is market convention, financing of the vehicle leases is directly linked to several other asset-based products and services, such as vehicle acquisition, title and registration, vehicle remarketing, and vehicle management consultation, including fleet policy and vehicle recommendation.

    Fee-based products are designed to allow clients to effectively manage costs and enhance driver productivity. VMS' main fee-based products are fuel services, maintenance services and accident management. VMS also offers a variety of other fee-based vehicle management products and services, including acquisition/remarketing of non-leased vehicles under management, vehicle management outsourcing, and miscellaneous fee-based services. Payments in respect of fuel cards and maintenance cards are generally due within 15 to 30 days of billing.

    Leasing and directly-related products and services are frequently combined with other related fee-based products and services such as accident management, vehicle maintenance cards and fuel cards. Through use of these related services, customers (1) receive access to VMS' broad network of vehicle-related suppliers and (2) are able to access comprehensive information on total fleet operating costs and characteristics, enabling better management of total fleet operations. VMS frequently cross-sells its asset-based and fee-based products and services. Management estimates that approximately 65% of North American and 100% of U.K. leasing customers use at least one fee-based product or service.

IMPACT OF SEASONALITY

    The Company's vehicle rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. This general seasonal variation in demand, along with more localized changes in demand at each of the Company's operations, causes the Company to vary its fleet size over the course of the year. In 1999, the Company's average monthly rental fleet ranged from a low of 200,785 vehicles in January to a high of 248,016 vehicles in July. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 64% in December to 83% in August and averaged 75% for all of 1999. VMS' business is generally not seasonal.

MANAGEMENT INFORMATION SYSTEMS

    VEHICLE RENTAL: Under a long-term computer services agreement, ARACS, like other Avis System franchisees, is provided with access to the Wizard System, a reservations, data processing and information management system for the vehicle rental business owned by Cendant. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communications. Direct access with other computerized reservations systems allows real-time processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

    - an advanced graphical interface reservation system;

    - "Roving Rapid Return," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

    - "Preferred Service," an expedited rental service that provides customers with a Preferred Service rental record printed and placed in their pre-assigned vehicle and a fast convenient check-out;

    - "Wizard on Wheels," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle;

    - "Flight Arrival Notification," a flight arrival notification system that alerts the Company's rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

    - "Avis Link," which automatically identifies the fact that a user of a major credit card is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which the Company inadvertently fails to give renters the benefits of negotiated rate arrangements to which they are entitled;

    - interactive interfaces through third-party computerized reservation systems described under "MARKETING".

    - sophisticated automated ready-line programs that, among other things, enable rental agents to ensure that a customer who rents a particular type of vehicle will receive the available vehicle of that type which has the lowest mileage.

    In 1999, the Wizard System enabled the Company to process approximately 30.8 million incoming customer calls, during which customers inquired about locations, rates and availability and placed or modified reservations. In addition, millions of inquiries and reservations come to the Company through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

    The Company also uses data supplied from the Wizard System and third-party reservation systems in certain management information systems proprietary to the Avis System to maintain centralized control of major business processes such as rental fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems employed by the Company include:

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

    PHH North America's operation utilizes Cendant's Garden City, New York data center for mainframe requirements through a service agreement. Client server technology and systems are maintained internally at individual locations. The Key Management Information System is an integrated data warehouse application (titled SPIN), which aggregates information from other systems to provide a consolidated base of all information related to the vehicle. With the introduction of the data warehouse and PHH Interactive, an Internet-based vehicle management program, PHH North America became the first company in its industry to offer full capabilities in fleet data warehousing, reporting and retrieval via the Internet.

    PHH North America initiated the development of a data warehouse in 1996 and has since gathered and consolidated a large amount of historical fleet data, which used to be clustered in various vehicle management departments and mainframe computers. Management believes that the warehouse is the largest data warehouse in the industry with 800 gigabytes of allocated space and contains years of essential data, including vehicle acquisition costs, maintenance/repair history, accident information, expense reports, driver history, safety records and used vehicle sales reports.

    The value of the data warehouse to customers and PHH North America was further enhanced by the recent introduction of PHH Interactive, which provides customers "real-time" access to the essential data of their own fleet contained in the data warehouse, down to the vehicle unit level. Through PHH

Interactive, vital statistics can be easily generated directly by customers in customized reports to accommodate the particular business needs of each customer. Fleet managers can also gauge the performance of their fleets by benchmarking their own statistics against industry composites available from the data warehouse database. As a result, PHH InterActive creates value for customers by transforming raw data into usable information. PHH InterActive was internally developed by VMS-affiliated web designers and developers, operation experts and customer service professionals, and tested extensively with customers before being officially introduced. The system registers an average of 100,000 hits per day.

    PHH EUROPE. PHH Europe's operations also utilizes Cendant's Garden City, New York data center, which utilizes the latest IBM mainframes and EMC storage devices. This infrastructure is connected across the Atlantic by multiple leased circuits. Within Europe, PHH Europe has a network of terminals which forms one of the largest independent credit card data collection operations in the United Kingdom and extends through Ireland and Germany.

    PHH Europe has developed significant databases which aggregates years of essential data including vehicle acquisition costs, maintenance/repair history, accident information, expense reports, driver history, safety records, and used vehicle sales reports. Most customer transactions are fed into these reporting databases for analysis and reporting to PHH Europe customers. The system allows for the production of special output (magnetic tape and disk files with transaction data) for clients who wish to do their own analysis. Extracts are also produced to update Fleetcom, an on-line system for clients who require an interactive screen-based reporting capability. Updates to Fleetcom are provided weekly or monthly, depending on client needs.

    WEX. WEX's processing platform interfaces with a merchant card network to provide transaction authorization, and prompts for data capture (e.g., mileage, type of fuel, etc.) at the point-of-sale. This merchant network then provides WEX with the relevant transactional information, which is stored in WEX's systems, and processed to produced management information reporting for customers. WEX maintains its own data center.

FLEET ACQUISITION AND MANAGEMENT

VEHICLE RENTAL-FLEET PURCHASING

    The Company participates in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally GM, although actual purchases are made directly through franchised dealers. Since the late 1980's, the Company has acquired vehicles primarily through vehicle repurchase programs whereby the manufacturers repurchase the vehicles at prices based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer, or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). The average price for automobiles purchased by the Company in 1999 for its U.S. rental fleet was approximately $18,700. For the 1999 model year, approximately 89% of new vehicle purchases were GM vehicles, 6.0% Chrysler vehicles and 5% Toyota, Nissan, Hyundai, Ford and Suzuki vehicles. In model year 2000, approximately 80% of the Company's fleet in the United States will consist of GM vehicles, approximately 9% will be Chrysler vehicles and the balance will be provided by other manufacturers. Manufacturers' vehicle purchase programs sometimes provide the Company with sales incentives for the purchase of certain models, and most of these programs allow the Company to serve as a drop-ship location for vehicles, thus enabling the Company to receive a fee from the manufacturers for preparing newly purchased vehicles for use. There can be no assurance that the Company will continue to benefit from sales incentives in the future. For its international operations, vehicles are acquired by way of negotiated arrangements with local manufacturers and dealers using operating leases or Repurchase Programs.

    Under the terms of the Company's agreement with GM, which expires at the end of GM's model year 2003, the Company is required to purchase at least 178,946 GM vehicles for model year 2000 and maintain at least 51% GM vehicles in the Company's U.S. fleet at all times. The GM Repurchase Program is available for all vehicles purchased pursuant to the agreement.

VEHICLE RENTAL DISPOSITION

    The Company's current operating strategy is to hold rental vehicles for not more than 12 months with the average fleet age being approximately six months. Approximately 99% of the vehicles purchased for its domestic fleet under the model year 1999, including all GM vehicles, were eligible for Repurchase Programs. These programs impose certain return conditions, including those related to mileage and repair condition over specified allowances. Less than 3.4% of the Repurchase Program vehicles purchased by the Company and returned in 1999 were ineligible for return. Upon return of a Repurchase Program vehicle, the Company receives a price guaranteed at the time of purchase and is thus protected from a decrease in prevailing used car prices in the wholesale market. The Company disposes of its used vehicles that are not repurchased by the manufacturers to dealers in the United States through informal arrangements or at auctions. The future percentage of Repurchase Program vehicles in the Company's fleet will depend on the availability of Repurchase Programs, over which the Company has no control.

VEHICLE RENTAL MAINTENANCE

    The Company places a strong emphasis on vehicle maintenance since quick and proper repairs are critical to fleet utilization. To accomplish this task the Company employs two full-time National Institute for Automotive Service Excellence ("ASE") fully certified technician instructors at its headquarters who have developed a unique training program for the Company's 318 technicians who operate at 83 repair centers. The technicians also maintain a strong relationship with General Motors Service Operations. The Company uses "state of the art" diagnostic equipment including GM's "Techline" and "Tech 2" diagnostic computers. The Company's technician training department also prepares their own technical service bulletins that can be retrieved electronically at all of the Company's repair locations. Approximately 80% of the Company's technicians are ASE certified versus the national average of 45%.

VEHICLE LEASING

    Vehicle leases can be either open-end or closed-end. Open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. Open-end leases are typically structured with a 12 month minimum lease term, with month to month renewals thereafter. Open-end leases are typically pursuant to a contract whereby VMS agrees to lease vehicles to a customer in exchange for an interest markup and a separate monthly management fee that covers a variety of related services (e.g., vehicle remarketing, title and registration, etc.). The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount, which is retained by VMS. The average open-end leased vehicle remains in service for approximately 41 months. Closed-end leases are structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent closed-end lease terms are 24 months, 36 months, and 48 months.

    In North America, VMS offers customers a range of open-end vehicle leasing products, representing 95% of the vehicles financed by VMS in North America. VMS' North American vehicle lease portfolio has grown from $2.99 billion in 1997 to $3.06 billion in 1999.

    In North America, VMS generally structures open-end leases on a floating rate basis (approximately 79% of total current North American portfolio), but occasionally structures them under fixed rate terms. Interest payments under floating rate leases vary month to month in accordance with changes in rates of typically one-month commercial paper plus the agreed upon spread. Interest payments under fixed rate leases are typically priced as a spread to two-year Treasury bills and remain constant for the life of the lease. The lessee under a floating rate lease generally has the option to convert it to a fixed-rate lease on 30 days notice to VMS.

    In Europe, VMS offers customers traditional closed-end leases, representing 77% of the book value of total vehicles financed by VMS in Europe, and, to a lesser extent, open-end vehicle leasing products. The closed-end lease structure is preferred in Europe due to certain accounting regulations which permit off-balance sheet treatment only for closed-end leases. VMS utilizes independent third party valuations and internal projections to set the residuals utilized for its closed-end leases. Closed-end lease revenues consist of the net interest spread over VMS' cost of funds implicit in the lease and management fees.

    VMS' European vehicle lease portfolio has grown from $609 million, representing approximately 37,000 vehicles, in 1997 to $954 million, representing approximately 61,000 vehicles, in 1999. The market in the United Kingdom has seen a considerable shift towards closed-end leases in recent years driven by clients' desire for off-balance sheet financing.

    In order to maintain a strong overall credit risk portfolio and minimize bad debt write-offs, VMS conducts extensive credit and financial analyses prior to underwriting a lease or granting an extension, and monitors each customer's credit and collection performance.

LEASED VEHICLE ACQUISITION

    VMS uses its relationships with major vehicle manufacturers, including the "Big 3" (General Motors, Ford and Chrysler) in North America and General Motors, Ford and Rover Group Limited in Europe, to facilitate the efficient purchase and convenient delivery of leased vehicles.

    In North America, VMS assisted customers with the purchase of approximately 88,000 vehicles in 1999. In the United States, VMS typically orders vehicles to be custom built by the manufacturer through dealers (principally its two owned dealerships). In 1999, approximately 28%, 40%, and 25% of vehicles were purchased through Chrysler, Ford and General Motors, respectively. The vehicle acquisition process through the manufacturers generally takes 4 to 6 weeks and is utilized on approximately 80% of the vehicles purchased by VMS in the United States. VMS purchases the remaining 20% of U.S. vehicles "off-the-lot" generally in order to satisfy customers' turnaround time requirements. VMS generally charges customers a "network" fee for these purchases in order to offset the loss of manufacturers' revenues.

    In Canada, which accounts for approximately 12% of VMS' North American vehicles orders, VMS primarily orders vehicles through negotiated contracts with third-party dealerships. On Canadian orders, VMS receives (1) a network fee from the customer, and (2) in certain cases a discount from the individual third-party dealership. In all cases, VMS arranges to have vehicles delivered to dealerships located near customers' fleet drivers.

    In the United Kingdom, VMS typically orders vehicles to be built to its customers' specifications through its preferred network of selected dealers (unlike the situation in the United States, VMS does not own any vehicle dealerships in Europe). In 1999, approximately 25%, 17%, and 15% of vehicles were purchased from General Motors, Ford and Volkswagen Audi Group, respectively. VMS receives fees from customers and, in certain cases, receives revenue directly from the vehicle manufacturers in the form of rebates linked to purchased volumes. In 1999, approximately 24,000 new vehicles were purchased for customers in the United Kingdom.

LEASED VEHICLE REMARKETING

    In North America, VMS sells used vehicles for vehicle leasing customers across the United States and Canada (where it leases two vehicle remarketing centers located near Toronto and Montreal) through a wide range of remarketing channels, such as independent and franchised dealers, dealer auctions, public auctions, and salvage dealers, as well as to dealers themselves and the vehicle leasing customer. In Europe, VMS sells used vehicles (both open-end leased and company-owned), primarily through auctions as well as dealer groups. VMS vehicles often command a premium when resold because of, among other things, VMS' reputation for maintaining its vehicles. In both North America and Europe, VMS handles the complete administrative and documentation aspects of used vehicle sales, and it also organizes programs whereby used vehicles are sold to customers' employees. For leased vehicles under management, vehicle remarketing services are provided as part of the lease contract and thus do not generally generate additional fees.

FLEET MANAGEMENT CONSULTATION

    In North America, VMS provides customers with comprehensive fleet consulting services, including fleet policy analysis and recommendations, tax and regulatory analysis, benchmarking analysis, and vehicle recommendations and specifications. VMS provides consulting services based mainly on (1) the extensive knowledge and experience of its North American sales, marketing and customer relations employees, and (2) its comprehensive vehicle management database which evaluates vehicles and driver productivity based on performance, cost and other criteria.

FUEL CARDS AND RELATED SERVICES

    VMS provides customers with fuel card programs which facilitate the payment, monitoring, and control of fuel purchases. Fuel is typically the single largest fleet-related operating expense, generally accounting for over 70% of total operating expenses. By using fuel cards, VMS' customers receive the following benefits from the fuel card: (1) access to more fuel brands and outlets than other private label corporate fuel cards, (2) point-of-sale processing technology for fuel card transactions that enhances customers' monitoring of purchases, and (3) consolidated billing and access to other information on fuel card transactions, which assists customers with evaluation of overall fleet performance and costs.

    In North America, VMS provides fuel services through both WEX and PHH North America. WEX is a leading provider of fuel cards and related services such as information management and payment processing to car, van and truck fleets throughout North America. WEX provides fuel cards and related value-added services primarily through three distribution channels: (1) its proprietary "Universal Card", (2) private label cards, and (3) co-branded cards marketing. Total cards outstanding have increased from 1.7 million in 1997 to approximately
2.4 million in 1999 due to the success of the co-brand and private label partners' marketing programs, as well as successful targeted marketing of large fleets with WEX's Universal Card.

    PHH Europe manages over 1.3 million fuel cards. Its own brands include All Star-TM- (approximately 672,000 cards outstanding) and Dial Card-TM- (approximately 366,000 cards outstanding), which are accepted at over 12,000 fueling sites in the United Kingdom. In return for a fee, PHH Europe also provides processing support for approximately 214,000 fuel cards on behalf of third parties on a private label basis including 52,000 local account cards on behalf of oil companies (the latter's usage being restricted to use at the particular oil company's branded sites only).

    A percentage of the amount charged on each fuel card is deducted from amounts remitted to retail fueling merchants and kept as revenue by PHH Europe. Total fuel purchased on PHH Europe's fuel cards in 1999 equaled approximately $3.3 billion, representing approximately 630 million gallons of fuel. In addition, PHH Europe receives an annual per card fee negotiated on a per customer basis.

MAINTENANCE CARDS AND RELATED SERVICES

    VMS offers customers vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (1) negotiated discounts of up to 40% off full retail prices through VMS' supplier network, (2) access to VMS' in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonableness, and cost effectiveness and
(3) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. VMS maintains an extensive network of service providers in the United States, Canada and the United Kingdom to improve ease of use by the client's drivers.

ACCIDENT MANAGEMENT SERVICES

    VMS provides clients with comprehensive accident management services such as
(1) providing prompt, assistance after receiving the initial accident report from the driver (i.e. facilitating emergency towing services and car rental assistance, etc.), (2) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, (3) coordinating and negotiating potential accident claims and (4) entering accident and repair information into the data warehouse for future management use. Customers receive benefits from these accident management services such as (1) convenient, coordinated 24-hour assistance from VMS' call centers, (2) access to VMS' leverage with the repair and body shops included in their preferred supplier network (one of the largest in the industry), which typically provides customers with favorable repair terms, (3) expertise of VMS' damage specialists, who monitor vehicle appraisals and repairs for cost-efficiency and compliance with each customer's specific repair policy, (4) services of VMS' claims experts, who assess subrogation potential and, if necessary, attempt to negotiate maximum recovery, and (5) significant additional information on vehicle and driver performance (i.e., accident and claims history, etc.) that is consolidated into the data warehouse or the European data warehouse, as applicable, and can be used to help manage customers' overall vehicle management costs.

MARKETING

UNITED STATES VEHICLE RENTAL

    In the United States, approximately 76% of the Company's 1999 rental transactions were generated by travelers who used the Avis System under contracts between the Company and their employers or organizations of which they were members. The Company's corporate sales organization is the principal source of contracts with corporate accounts. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns. The Company's telesales department consists of a centralized staff that handles small corporate accounts, travel agencies, meetings and conventions, tour operators and associations. Working with a state-of-the-art system in Tulsa, Oklahoma, the telesales operation produced revenue for the Avis System that exceeded $352 million in 1999. The Company solicits contractual arrangements with corporate accounts by emphasizing the advantages of the Wizard System. It plays a significant part in securing business of this type because the Wizard System enables the Company to offer a wide variety of rental rate combinations, special reports and tracking techniques tailored to the particular needs of each account, access to a worldwide rental network and assurance of adherence to agreed-upon rates.

    The Company's presence in the leisure market is substantially less than its presence in the business market. Leisure rental activity is important in enabling the Company to balance the use of its fleet. Typically, business renters use vehicles from Monday through Thursday, while in most areas of the United States leisure renters use vehicles primarily over weekends. The Company's concentration on serving business travelers has led to excess capacity from Friday through Sunday of most weeks. The Company intends to increase its leisure market penetration by capitalizing on its strength at airports and by increased focusing of its marketing efforts toward leisure travelers. An important part of the Company's leisure marketing strategy is to develop and maintain contractual arrangements with associations that provide member benefits to their constituents. In addition to developing arrangements with traditional organizations, the Company has created innovative programs such as the Affinity Link Program that cross references bankcard numbers with Avis Worldwide identification numbers and provides discounts to the cardholders for participating bankcard programs. The Company also uses coupons in dine-out books and provides discounts to members of shopping and travel clubs whose members generated approximately $63 million of leisure business revenue in 1999. Preferred supplier agreements with select travel agencies and contracts with tour operators have also succeeded in generating leisure business for the Company.

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

AVIS ONLINE

    Avis has a strong brand presence on the Internet through its Avis Online web site, WWW.AVIS.COM. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the Avis Online web site. In addition, customers electing to use other internet services such as Expedia, Travelocity, Preview Travel and America Online for their travel plans also have access to Avis reservations. During 1999 reservations through internet sources increased to 3.7% of total reservations from 1.4% in the prior year.

    In addition to being able to determine rates and place reservations, Avis Online users can find information about the company, about other Avis programs and services, special offers, point to point driving directions and maps as well as airport maps.

INTERNATIONAL VEHICLE RENTAL

    The Company utilizes a multi-faceted approach to sales and marketing throughout its global network. In its principal international rental operations, the Company employs teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, the Company utilizes centralized telemarketing and direct mail initiatives to continuously broaden its customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs.

    International sales and marketing activities promote the Company's reputation for delivering a high quality of service, contract rates, competitive pricing and customer benefits from special services such as Preferred Service, Roving Rapid Return and other benefits of the Wizard System.

    The Company's international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada, Ansett Airlines (Australia), and Varig Brazilian Airlines, as well as participation in Avis Europe programs with British Airways, Lufthansa and other carriers.

VMS SALES AND MARKETING

    VMS has over 560 professionals dedicated exclusively to its sales, marketing and customer relations efforts. Management believes that this team of experienced professionals, together with VMS' complementary information technology have helped create both strong long-term customer relationships as well as opportunities for new account penetration.

    Increased technological capabilities and expectations have dramatically changed the ways that vehicle management companies can interact with both prospective and existing customers. Management believes that VMS' technology gives its sales, marketing and customer relations professionals a competitive advantage in providing quality products and services to both prospective and existing accounts. VMS' technology enables its sales, marketing and customer relations professionals to: (1) sell an integrated set of products and services that are billed and analyzed from the same consolidated information database,
(2) respond quickly and efficiently to customers' information requests through use of the SPIN data warehouse, (3) dedicate additional time to new product and account development, as customers learn to access and manipulate information on their own through PHH InterActive on the Internet, and (4) structure competitive bid pricing and other customer initiatives to manage risk-adjusted profitability, through use of a proprietary activity-based costing model.

COMPETITION

    (i) VEHICLE RENTAL: The vehicle rental industry is characterized by intense price and service competition. In any given location, the Company may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than the Company. The Company's principal competitors for commercial accounts in the United States are The Hertz Corporation ("Hertz") and National Car Rental System, Inc. ("National"). Its principal competitors for unaffiliated business and leisure travelers in the United States are Budget Rent A Car Corporation, Hertz and National, and, particularly with regard to leisure travelers, Alamo and Dollar. In addition, the Company competes with a variety of smaller vehicle rental companies throughout the country.

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

    (ii) VEHICLE LEASING AND FUEL BASED PRODUCTS: PHH North America primarily competes for vehicle leasing customers throughout North America with GE Capital Fleet Services, Automotive Rentals Inc., U.S. Fleet Leasing, Wheels Inc., and Lease Plan USA. Like PHH North America, each of these competitors packages certain related services (vehicle acquisition, vehicle remarketing, title registration, etc.) with each lease. The top five participants focus on larger corporate customers and management estimates that they account for almost 40% of all U.S. managed vehicles. A large group of additional competitors also competes in the vehicle leasing market but typically services the smaller, regional fleet market segments.

    With regard to fee based services, PHH North America competes with different companies with respect to various fee based services. For example, Consolidated Service Corporation and Salex Holding Corporation participate in the vehicle maintenance card sector and Collision Experts International competes in accident management. In addition, WEX is the top ranked niche provider of proprietary fuel cards to North American corporations, followed by ComCheck and Voyager Fleet Systems (PHH North America would rank fourth in this sector based upon number of issued cards). Many leasing-focused competitors provide fee-based fleet management products and services through third-party arrangements with selected niche suppliers. For example, many of PHH North America's competitors provide customers with fuel cards through WEX or other suppliers. In addition, certain vehicle fleets use lessors such as GE Capital Fleet Services for vehicle financing while utilizing PHH North America and others for value-added services such as accident management.

    PHH EUROPE. With regard to fuel management, PHH Europe's main competitors are fuel companies. PHH Europe manages over 1.3 million of the United Kingdom's approximately 1.6 million fuel cards outstanding. PHH Europe has the only multi-franchised fuel card available in the market in the United Kingdom.

    With regard to other fleet management services, including leasing, PHH Europe primarily competes throughout Europe and the United Kingdom, with GE Capital Fleet Services, Lease Plan International, Lex Service, Arriva, Dial and Swan International. While management believes that these competitors focus more on providing closed-end leases, each is capable of providing a full range of vehicle management services to customers. Various other competitors also compete in the vehicle leasing market, focusing on smaller, regional markets or specializing in providing particular services, like maintenance management.

    Competition is intense for the accounts of large corporations that already have vehicle leasing or management partners. As a result, vehicle management firms that rely solely on traditional vehicle financing as a means of winning and/or maintaining accounts are facing intense competition for their vehicles under management. Competitors are consequently expected to focus on the development of more value-added vehicle management products and services as a means of driving customer marketing and retention.

    WEX. WEX competes primarily with other vehicle-based fuel cards (Voyager and Fuelman, etc.) and driver-based cards (Visa and MasterCard bank cards, American Express, etc.). WEX also competes in serving small fleets with vehicle-based cards issued by oil companies.

INSURANCE

    The Company generally assumes the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, for up to $1 million per occurrence, through a combination of certificates of self-insurance, insurance coverage provided by its wholly-owned domestic subsidiary, Pathfinder Insurance Company ("Pathfinder"), and insurance coverage secured from an unaffiliated domestic insurance carrier. The Company maintains additional insurance with unaffiliated carriers in excess of such level up to $202 million per occurrence.

    Currently, the Company provides primary automobile insurance for a majority of its rental fleet through Pathfinder or through self-insurance. In addition, the Company provides claims management services from its headquarters in New York to all of its locations in the United States, Canada, Puerto Rico and the U.S. Virgin Islands.

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

    Under its standard rental contract, the Company provides its renters primary automobile liability coverage in many states up to the minimum financial responsibility limits required by applicable law. In most states, the renters' insurance is primary and in the states of California and Texas Avis does not provide automobile liability coverage for the renter. Higher limits are provided to some United States national corporate accounts and the Company makes available to renters, for an additional daily charge, participation in a group policy of "Additional Liability Insurance" underwritten by Continental Casualty (CNA Group), which increases renters' liability coverage up to $1.0 million. The Company also offers renters, for additional daily charges, "Personal Accident Insurance," which pays medical expenses and accidental death benefits for accidents during the rental period, and "Personal Effects Protection," which insures against loss or damage to the renters' personal belongings during the rental period. Coverages are underwritten by Gulf Insurance Company.

INSURANCE INDEMNIFICATION

    Lease agreements generally require the lessee to maintain automobile bodily injury and property damage liability insurance which names, where appropriate, certain affiliated companies as additional insureds and loss payees. Each of the lease agreements further requires the obligor to maintain collision and comprehensive insurance covering loss and damage to the leased vehicles in an amount not less than the actual cash value of such leased vehicles, with a small deductible. The obligor is required to furnish VMS with a certificate of insurance or other evidence (upon request) of the required insurance coverage. In North America, the lease agreements provide that obligors may self-insure for collision and comprehensive insurance coverage with VMS's consent.

    Each lease agreement also contains an indemnification of VMS and, where appropriate, certain affiliated companies by the obligor against all claims and liabilities of any kind or nature and all costs and expenses (including attorneys' fees) incurred in connection with, relating to or arising out of the possession, use or operation of each of the leased vehicles during the period when the obligor is in possession of the leased vehicle.

    In addition to the foregoing, VMS maintains excess coverage public liability insurance with unaffiliated carriers for personal injury, death and property damage claims resulting from the use of the leased vehicles in excess of $1million per occurrence up to not less than $50 million per occurrence.

REGULATORY MATTERS

    The Company is subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, retail vehicle sales and labor matters. The principal environmental regulatory requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. The Company operates 266 locations at which petroleum products are stored in underground or aboveground tanks. The Company has instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. The Company believes that the locations where it currently operates are in compliance, in all material respects, with such regulatory requirements.

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

    A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.4% of the Company's revenue during 1999 was generated by the sale of loss damage waivers. The U.S. House of Representatives has from time to time considered legislation that would regulate the conditions under which loss damage waivers may be sold by vehicle rental companies. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated the Company's right to offer loss damage waivers for sale and limited potential customer liability to $100. Moreover, California and Nevada have capped rates that may be charged for loss damage waivers to $9.00 and $10.00 per day, respectively.

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

    The payment of dividends to the Company by its insurance company subsidiaries, Pathfinder, Global Excess and Constellation, is restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.

EMPLOYEES

    At December 31, 1999, the Company employed approximately 23,000 employees worldwide.

    Vehicle rental operations has approximately 20,350 employees worldwide, of whom approximately 19,000 serve in various capacities at rental locations and the balance are engaged in executive, financial, sales and marketing, and administrative capacities. Approximately 34% of the Company's employees in the vehicle rental segment are represented by various unions under contracts expiring at various dates. No local union represents more than 3.7% of the Company's employees. The Company believes its relationships with its employees are good.

    VMS had a total of approximately 3,059 employees, of which 1,274 were employees of PHH North America (including 187 in Canada), 1,256 were employees of PHH Europe and 529 were employees of WEX. Management believes that VMS' relations with its employees is good. None of VMS' employees are unionized.

ITEM 2. PROPERTIES

    The Company's principal offices are in Garden City, New York where the Company leases approximately 220,000 square feet under a sublease agreement with WizCom which, by exercising renewal options, can be extended through the year 2015. The Avis reservation system is operated by Cendant from leased space in Tulsa and Drumright, Oklahoma where the Company subleases approximately 26,000 square feet from Cendant pursuant to a sublease agreement for certain marketing activities. The Company maintains terminal network facilities, which it uses in connection with the Wizard System in Garden City and Tulsa. The Company also leases approximately 58,000 square feet in a building owned by Cendant in Virginia Beach, Virginia that serves as a satellite administrative facility.

    The Company leases or has vehicle rental concessions relating to space at 529 locations in the United States and 179 locations outside the United States utilized in connection with its vehicle rental operation. Of those locations, 211 in the United States and 71 outside the United States are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. The Company and other vehicle lease firms also lease parking space at or near airports and at their other vehicle rental locations.

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

    VMS leases office space in ten locations in the United States and Canada, with approximately 281,000 square feet in the aggregate. In addition, PHH Europe, including the United Kingdom, Germany and Ireland lease seven locations with total square footage of 185,000 square feet. WEX leases approximately 96,000 square feet of office space in three domestic locations.

    VMS operates its chief executive office from Garden City, New York. VMS maintains a regional/ processing office in Hunt Valley, Maryland.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is subject to routine litigation incidental to its business. The Company maintains insurance policies that cover most of the actions brought against the Company. The Company is not currently involved in any legal proceeding, which it believes would have a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                               MARKET INFORMATION

    The Company's Common Stock is listed on the NYSE under the symbol "AVI". The following table sets forth for the years ended December 31, 1999 and 1998, the high and low sales price per share of the Common Stock on the NYSE Composite
Tape:

                                                                HIGH       LOW
                                                              --------   --------
1999
QUARTERS ENDED:
March 31, 1999..............................................   $29.75     $21.31
June 30, 1999...............................................    37.88      23.81
September 30, 1999..........................................    32.00      19.50
December 31, 1999...........................................    25.69      17.00

1998
QUARTERS ENDED:
March 31, 1998..............................................   $38.25     $27.00
June 30, 1998...............................................    33.13      20.00
September 30, 1998..........................................    28.25      15.25
December 31, 1998...........................................    24.50      11.38

ITEM 5B. HOLDERS OF COMMON EQUITY

    As of March 22, 2000, there were approximately 6,359 holders of common equity (including estimated beneficial holders). No common stock dividends were paid in 1999 or 1998.

ITEM 6.

                            SELECTED FINANCIAL DATA
    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND AVERAGE REVENUE PER RENTAL
                                  TRANSACTION)

    The selected financial data for the years ended December 31, 1999, 1998, 1997 and the periods ended December 31, 1996, October 16, 1996 and the year ended December 31, 1995 are derived from the audited Consolidated Financial Statements of the Company.

                                                                                                                  PREDECESSOR
                                                                                                                 COMPANIES (A)
                                                                                             OCTOBER 17, 1996    -------------
                                                   YEARS ENDED                  COMBINED       (DATE OF          JANUARY 1,
                                     ---------------------------------------   YEAR ENDED    ACQUISITION)           1996
                                      DECEMBER      DECEMBER      DECEMBER      DECEMBER          TO                 TO
                                         31,          31,           31,           31,        DECEMBER 31,        OCTOBER 16,
                                      1999 (E)        1998          1997        1996 (B)         1996               1996
                                     -----------   -----------   -----------   -----------   -----------------   -------------
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Vehicle rental...................  $2,500,746    $2,297,582    $2,046,154    $1,867,517       $  362,844        $1,504,673
  Vehicle leasing..................     692,935
  Other fee based..................     139,046
                                     -----------   ----------    ----------    ----------       ----------        ----------
                                      3,332,727     2,297,582     2,046,154     1,867,517          362,844         1,504,673
                                     -----------   ----------    ----------    ----------       ----------        ----------
Costs and expenses (a).............   3,166,810     2,185,354     1,995,831     1,795,457          360,583         1,434,874
                                     -----------   ----------    ----------    ----------       ----------        ----------
Income before provision for income
  taxes............................     165,917       112,228        50,323        72,060            2,261            69,799
Provision for income taxes.........      73,332        48,707        22,850        32,238            1,040            31,198
                                     -----------   ----------    ----------    ----------       ----------        ----------
Net income.........................      92,585        63,521        27,473        39,822            1,221            38,601
Preferred stock dividends..........       9,110
                                     -----------   ----------    ----------    ----------       ----------        ----------
Earnings applicable to common
  stockholders.....................  $   83,475    $   63,521    $   27,473    $   39,822       $    1,221        $   38,601
                                     ===========   ==========    ==========    ==========       ==========        ==========
Earnings per share (c)
  Basic............................  $     2.66    $     1.86    $      .89                     $      .04        $     1.25
  Diluted..........................  $     2.61    $     1.82    $      .88                     $      .04        $     1.25
STATEMENTS OF FINANCIAL POSITION
  DATA:
Vehicles, net rental...............  $3,367,362    $3,164,816    $3,018,856    $2,243,492       $2,243,492        $2,404,275
Vehicles, net leasing..............  $3,134,009
Total assets.......................  $11,078,258   $4,497,062    $4,274,657    $3,131,232       $3,131,232        $3,186,503
Debt and minority interest (d)
  (e)..............................  $8,569,110    $3,014,712    $2,826,422    $2,542,974       $2,542,974        $2,645,095
Common stockholders' equity........  $  661,684    $  622,614    $  453,722    $   76,415       $   76,415        $  740,113
SELECTED OPERATING DATA:
VEHICLE RENTAL:
  Number of rental locations at
    period-end.....................         723           660           612           546              546               550
  Peak number of vehicles during
    period.........................     248,016       231,086       212,104       196,077          177,839           196,077
  Number of rental transactions
    during period (in thousands)...      16,491        15,296        13,667        12,806            2,534            10,272
VEHICLE LEASING AND OTHER FEE
  BASED:
  Number of vehicle leasing
    units..........................     360,368
  Number of accident management
    units..........................     397,025
  Number of vehicle fuel cards.....   4,045,836
  Number of vehicle maintenance
    cards..........................     573,104


                                     PREDECESSOR
                                      COMPANIES
                                         (A)
                                     -----------
                                     YEAR ENDED
                                      DECEMBER
                                        31,
                                        1995
                                     -----------
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Vehicle rental...................  $1,615,951
  Vehicle leasing..................
  Other fee based..................
                                     ----------
                                      1,615,951
                                     ----------
Costs and expenses (a).............   1,555,251
                                     ----------
Income before provision for income
  taxes............................      60,700
Provision for income taxes.........      34,635
                                     ----------
Net income.........................      26,065
Preferred stock dividends..........
                                     ----------
Earnings applicable to common
  stockholders.....................  $   26,065
                                     ==========
Earnings per share (c)
  Basic............................  $      .84
  Diluted..........................  $      .84
STATEMENTS OF FINANCIAL POSITION
  DATA:
Vehicles, net rental...............  $2,167,167
Vehicles, net leasing..............
Total assets.......................  $2,824,798
Debt and minority interest (d)
  (e)..............................  $2,289,747
Common stockholders' equity........  $  688,260
SELECTED OPERATING DATA:
VEHICLE RENTAL:
  Number of rental locations at
    period-end.....................         541
  Peak number of vehicles during
    period.........................     167,511
  Number of rental transactions
    during period (in thousands)...      11,544
VEHICLE LEASING AND OTHER FEE
  BASED:
  Number of vehicle leasing
    units..........................
  Number of accident management
    units..........................
  Number of vehicle fuel cards.....
  Number of vehicle maintenance
    cards..........................

------------------------------

(a) See Note 1 to the audited Consolidated Financial Statements. Costs and expenses includes a royalty fee payable to Cendant for the years ended December 31, 1999, 1998, 1997 and charges from Cendant for the period October 17, 1996 (Date of Acquisition) to December 31, 1996. See Note 5 of the Notes to the Consolidated Financial Statements.

(b) Presented on a combined twelve-month basis and includes the results of the Company for the period October 17, 1996 (Date of Acquisition) to December 31, 1996 and the results of the Predecessor Companies for the period January 1, 1996 to October 16, 1996.

(c) Basic earnings per share for the years ended December 31, 1999, 1998 and 1997 is computed based upon 31,330,536 shares, 34,172,249 shares and 30,925,000 shares outstanding, respectively. Diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 are calculated based on 31,985,569 shares, 34,952,557 shares and 31,181,134 shares of common stock, which includes the dilutive effect of the assumed exercise of outstanding stock options. Basic and diluted earnings per share are computed on 30,925,000 shares of common stock, the number of common shares outstanding for the periods ended from December 31, 1996, October 16, 1996 and the year ended December 31, 1995.

(d) Includes vehicle financing notes-due to affiliates at December 31, 1996, October 16, 1996 and December 31, 1995 of $247,500, $1,289,500, and
    $1,180,000, respectively.

(e) Includes the results of operations of VMS subsequent to the date of acquisition on June 30, 1999.

ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    On October 17, 1996, Cendant Corporation ("Cendant") acquired Avis, Inc. (the "Franchisor") and its subsidiaries, which included the operations presently conducted by Avis Group Holdings, Inc. (the "Acquisition"). The Acquisition was accounted for as a purchase. (See Note 1 of the Notes to the Consolidated Financial Statements). After the acquisition of Avis, Inc., Cendant retained the Avis trade names and trademarks, and became the franchisor of the Avis System ("Avis System") while Avis Rent A Car System, Inc. ("ARACS"), a wholly-owned subsidiary of Avis Group Holdings, Inc., became a franchisee of the Avis System in the markets in which it operates.

    On August 20, 1997, ARACS purchased the First Gray Line Corporation ("First Gray Line"). First Gray Line was the then second largest Avis System franchisee in North America, after the Company, with locations in Southern California, Nevada and Arizona.

    On September 24, 1997, the Company issued and sold 22,425,000 shares of its common stock in an initial public offering ("IPO") and received net proceeds of approximately $359 million. The net proceeds were used to repay amounts outstanding under a credit facility established to complete the First Gray Line acquisition, pay certain acquisition expenses incurred to complete the First Gray Line acquisition and to prepay outstanding indebtedness. The Franchisor has entered into a Master License Agreement with ARACS granting it the right to operate as a franchisee under the Avis System. As an Avis System franchisee, ARACS is required to make payments consisting of a base royalty of 3.0% of ARACS' revenue payable monthly and a supplemental royalty of 1.0% of revenue payable quarterly in arrears, which will increase periodically to a maximum of 1.5% in 2003. The supplemental royalty or a portion thereof may be deferred if ARACS does not attain certain financial targets.

    On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering and received net proceeds of approximately $161 million. The Company used the proceeds of the common stock issuance to acquire the assets of the car rental business of Hayes Leasing Company, Inc., mentioned below, and for working capital and general corporate purposes, including the repayment of certain indebtedness.

    On May 1, 1998, the Company acquired the assets of the car rental business of Hayes Leasing Company, Inc., ("Hayes Leasing") including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas for approximately $86 million in cash plus the refinancing of fleet-related indebtedness, which totaled approximately $136 million for a total purchase price of approximately $222 million. In addition, during the twelve month period ended December 31, 1998, the Company purchased the assets of several other Avis System franchisees, for approximately $15 million in cash. (See Note 2 of the Notes to the Consolidated Financial Statements.)

    On June 30, 1999, the Company completed the transaction contemplated by the agreement and plan of merger and reorganization dated as of May 22, 1999 (the "Merger"), with PHH Corporation, a Maryland corporation and wholly-owned subsidiary of Cendant, PHH Holdings Corporation ("PHH Holdings"), a Texas corporation and wholly-owned subsidiary of PHH Corporation, and Avis Fleet Leasing and Management Corporation, a Texas corporation and a wholly-owned subsidiary of the Company (the "Acquisition Subsidiary"). Pursuant to the merger agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired the fleet leasing and management and fuel card business of PHH Corporation ("VMS") for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the acquisition subsidiary of $362.0 million of preferred stock (see Notes 2, 10 and 14 of the Notes to the Consolidated Financial Statements).

    Management believes that a more meaningful comparison of the results of operations for the periods presented below is obtained by presenting the results on a pro-forma basis to give effect to the VMS Acquisition, as if it had occurred on January 1, 1998.

    The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Vehicle revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services. VMS conducts operations principally in the United States, Canada, the United Kingdom and Germany. VMS' vehicle management services include leases and services clients require to lease a vehicle, such as vehicle acquisition, title and registration, vehicle remarketing and fleet management consultation, (including fleet, policy and vehicle recommendations).

    VMS' principal fee-based products are fuel card services, maintenance card services and accident management services.

    The expenses of the Company's vehicle rental and vehicle leasing business segments includes the following:

(i) Vehicle rental expenses consist primarily of:

    - Direct operating expenses (primarily wages and related benefits, concessions and commissions paid to airport authorities, vehicle insurance premiums and other costs relating to the operation of the rental fleet);

    - Depreciation and lease charges relating to the rental fleet (including net gains or losses upon disposition of vehicles, when applicable).

    - Selling, general and administrative expenses (including payments to Cendant under the Master License Agreement and the Computer Services Agreement), reservation costs and other advertising and marketing costs, and commissions paid to airlines and travel agencies and

    - Interest expense, including those relating to the financing of its rental fleet.

(ii) VMS' vehicle leasing and other fee based services expenses consist primarily of:

    - Depreciation and lease charges relating to the fleet (including net gains or losses upon the disposition of vehicles, when applicable);

    - Selling, general and administrative expenses includes wages and related benefits, information processing and information services costs and

    - Interest expense relating primarily to VMS' leased fleet.

    The Company's vehicle rental segment's profitability is primarily a function of the volume and pricing of its rental transactions and the utilization of its rental fleet. Significant changes in the Company's net cost of vehicles or in interest rates can also have a material effect on the Company's profitability, depending on its ability to adjust its rental rates. In addition, because the Company is required to pay royalties based on its rental revenue, not its profits, royalty payments could increase during a period of declining profits. The Company's royalty fee obligations and its significant expenditures for vehicles and facilities impose a significant need for liquidity.

    The vehicle leasing and fee based segment's profitabiltiy and cash flows are primarily a function of the volume of fee-based transactions, leased vehicle volume and pricing.

    EBITDA is presented since it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

    The corporate column in the following tables represent expenses associated with the VMS acquisition which are primarily interest expense, amortization of cost in excess of net assets acquired and amortization of deferred financing costs.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations (dollars in thousands):

                                                             PRO FORMA
                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                                         1999                             1998
                                  --------------------------------------------------   ----------
                                                 VEHICLE
                                                 LEASING
                                                   AND
                                                  OTHER
                                   VEHICLE      FEE BASED     CORPORATE                 VEHICLE
                                    RENTAL     SERVICES (A)      (B)        TOTAL        RENTAL
                                  ----------   ------------   ---------   ----------   ----------
Revenue:
  Vehicle Rental................  $2,500,746                              $2,500,746   $2,297,582
  Vehicle Leasing...............                $1,380,866                 1,380,866
  Other fee based...............                   263,058                   263,058
                                  ----------    ----------                ----------   ----------
  Total Revenue:................   2,500,746     1,643,924                 4,144,670    2,297,582
                                  ----------    ----------                ----------   ----------
Costs and expenses:
  Direct operating..............     957,270                                 957,270      927,930
  Vehicle depreciation and lease
    charges, net................     666,744     1,022,599                 1,689,343      593,064
  Selling, general and
    administrative..............     464,505       246,073                   710,578      436,275
  Interest, net.................     210,579       200,103    $   1,000      411,682      192,080
                                  ----------    ----------    ---------   ----------   ----------
                                   2,299,098     1,468,775        1,000    3,768,873    2,149,349
                                  ----------    ----------    ---------   ----------   ----------
EBITDA..........................     201,648       175,149       (1,000)     375,797      148,233
Interest--acquisition debt......                                140,719      140,719
Amortization of cost in excess
  of net assets acquired........      12,644         7,383       27,382       47,409       11,854
Non-vehicle depreciation and
  amortization..................      26,545        18,794          928       46,267       24,151
                                  ----------    ----------    ---------   ----------   ----------
Income before provision for
  income taxes..................  $  162,459    $  148,972    $(170,029)     141,402   $  112,228
                                  ==========    ==========    =========                ==========
Provision for income taxes......                                              68,231
                                                                          ----------
Net income......................                                          $   73,171
                                                                          ==========

                                               PRO FORMA
                                        YEARS ENDED DECEMBER 31,
                                  ------------------------------------
                                                  1998
                                  ------------------------------------
                                    VEHICLE
                                    LEASING
                                      AND
                                     OTHER
                                   FEE BASED    CORPORATE
                                  SERVICES(A)      (B)        TOTAL
                                  -----------   ---------   ----------
Revenue:
  Vehicle Rental................                            $2,297,582
  Vehicle Leasing...............  $1,375,187                 1,375,187
  Other fee based...............     234,270                   234,270
                                  ----------                ----------
  Total Revenue:................   1,609,457                 3,907,039
                                  ----------                ----------
Costs and expenses:
  Direct operating..............                               927,930
  Vehicle depreciation and lease
    charges, net................   1,019,904                 1,612,968
  Selling, general and
    administrative..............     231,442                   667,717
  Interest, net.................     204,174    $   2,000      398,254
                                  ----------    ---------   ----------
                                   1,455,520        2,000    3,606,869
                                  ----------    ---------   ----------
EBITDA..........................     153,937       (2,000)     300,170
Interest--acquisition debt......                  143,574      143,574
Amortization of cost in excess
  of net assets acquired........       7,835       26,716       46,405
Non-vehicle depreciation and
  amortization..................      19,188        1,256       44,595
                                  ----------    ---------   ----------
Income before provision for
  income taxes..................  $  126,914    $(173,546)      65,596
                                  ==========    =========
Provision for income taxes......                                38,680
                                                            ----------
Net income......................                            $   26,916
                                                            ==========

------------------------------

(a) Includes the effects of the VMS Acquisition as if it occurred on January 1 of each period presented.

(b) Represents expenses associated with the VMS acquisition, which are primarily interest expense, amortization of cost in excess of net assets acquired and amortization of deferred financing costs.

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED TO PRO FORMA YEAR ENDED DECEMBER
  31, 1998

VEHICLE RENTAL

REVENUE

    Revenue increased 8.8%, from $2.3 billion to $2.5 billion, compared to the same period in 1998. The increase in revenue is due primarily to overall market demand (6.3%) and the acquisitions of the stock of Motorent, Inc. on June 30, 1999, the car rental assets of Hayes Leasing on May 1, 1998 and Rent-A-Car Company, Inc. on March 19, 1999 (2.5% combined). The revenue increase reflected a 7.8% increase in the number of rental transactions and a 1.0% increase in revenue per rental transaction.

COSTS AND EXPENSES

    Total costs and expenses increased 7.0%, from $2,185.4 million to $2,338.3 million, compared to the same period in 1998. Direct operating expenses increased 3.2%, from $927.9 million to $957.3 million, compared to the same period in 1998. As a percentage of revenue, direct operating expenses declined to 38.3%, from 40.4% for the corresponding period in 1998. Direct operating expense included a one-time $7.5 million credit (0.3% of revenue), resulting from the curtailment of the Company's Defined Benefit Plan. Operating efficiencies were derived primarily from lower vehicle insurance costs (1.3% of revenue), and lower airport commissions (1.0% of revenue), and were partially offset by higher compensation costs (0.5% of revenue).

    Vehicle depreciation and lease charges increased 12.4%, from $593.1 million to $666.7 million, compared to the same period in 1998. As a percentage of revenue, vehicle depreciation and lease charges were 26.7% of revenue in 1999, as compared to 25.8% of revenue for the corresponding period in 1998. The change reflected a 6.8% increase in the average rental fleet combined with a higher monthly cost per vehicle.

    Selling, general and administrative expenses increased 6.5%, from $436.3 million in 1998 to $464.5 million in 1999. The increase was due to higher reservation costs ($9.7 million), higher royalty fees ($9.2 million), and higher general and administrative expenses ($7.4 million).

    Interest expense increased 9.6%, from $192.1 million to $210.6 million, compared to the same period in 1998, due to higher borrowings required to finance the growth of the rental fleet, partially offset by lower average interest rates.

INCOME BEFORE PROVISION FOR INCOME TAXES

    Income before provision for income taxes increased 44.8%, from $112.2 million in 1998 to $162.5 million in 1999. The increase reflects higher revenue and decreased costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES

REVENUE

    VMS' revenues increased 2.1% from $1.61 billion in 1998 to $1.64 billion in 1999 due to the continued strong growth of fee-based products. Vehicles under management increased 8.1% from 779,000 units in 1998 to 841,000 units in 1999; while fuel maintenance cards outstanding grew 29.0% from 3.6 million to 4.6 million, with continued strong growth in the United Kingdom and at Wright Express ("WEX").

    Asset based revenues increased 0.4% from $1.375 billion in 1998 to $1.381 billion in 1999. The largest portion of the increase is due primarily to the United Kingdom, which increased $15.9 million driven by a 24.1% increase in leased units. PHH North America's asset based revenues decreased slightly due to lower billings on its floating rate lease portfolio, which was impacted by lower interest rates.

    Fee-based revenues increased 12.3% from $234.3 million in 1998 to $263.1 million in 1999. Volume increases led to a 9.2% increase in vehicle maintenance assistance revenue, 19.3% increase in accident and risk management revenue, and a 10.3% increase in fuel card product line. WEX's fuel cards increased 21.7% while the PHH proprietary fuel card increased 9.6%.

COSTS AND EXPENSES

    Total expenses increased 0.8% from $1,482.5 million in 1998 to $1,495.0 million in 1999.

    Selling general and administrative expenses increased 6.4% from $231.4 million in 1998 to $246.1 million in 1999. This increase is due to higher volumes across all major product lines. The increase was centered in the fee based product areas to support the 12.3 % revenue growth.

    Total interest cost decreased 2.0% from $204.2 million in 1998 to $200.1 million in 1999. The decrease is mainly attributed to lower borrowing costs due to a decline in short-term rates in the U.S. for 1999 versus 1998, which was partly offset by higher debt levels in the United Kingdom.

INCOME BEFORE PROVISION FOR INCOME TAXES

    Income before provision for income taxes increased 17.4% from $126.9 million in 1998 to $149.0 million in 1999. Solid fee based revenue growth in all three segments and continued focus on cost management were the primary factors in the growth.

CORPORATE

    Total corporate expenses decreased from $173.5 million in 1998 to $170.0 million in 1999, principally due to lower 1998 interest rates on acquisition debt.

INCOME TAXES

    The provision for income taxes for 1999 increased 76.4% from $38.7 million to $68.2 million, over 1998. The effective tax rate for 1999 was 48.3% as compared to 59.0% for 1998. The increase in the tax provision and the decrease in the effective tax rate were primarily due to higher income before provision for income taxes. The effective tax rate reflects differences between the foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, non-deductible cost in excess of net assets acquired and foreign withholding taxes on dividends paid to the Company.

NET INCOME

    Net Income for 1999 increased from $26.9 million to $73.2 million, over 1998. The increase reflected higher revenue, decreased total costs and expenses as a percentage of revenue and a lower effective income tax rate in 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              HISTORICAL     PRO-FORMA
                                                                VEHICLE       VEHICLE
                                                                RENTAL       RENTAL(A)
                                                              -----------   -----------
Revenue--Vehicle Rental.....................................  $2,297,582    $2,175,897
Costs and expenses:
  Direct operating, net.....................................     927,930       907,774
  Vehicle depreciation and lease charges, net...............     593,064       559,433
  Selling, general and Administrative.......................     436,275       422,053
  Interest, net.............................................     192,080       188,945
                                                              ----------    ----------
                                                               2,149,349     2,078,205
                                                              ----------    ----------
EBITDA......................................................     148,233        97,692
Amortization of cost in excess of net assets acquired.......      11,854         9,743
Non-vehicle depreciation and amortization...................      24,151        16,162
                                                              ----------    ----------
Income before provision for income taxes....................     112,228        71,787
Provision for income taxes..................................      48,707        32,355
                                                              ----------    ----------
Net income..................................................  $   63,521    $   39,432
                                                              ==========    ==========

------------------------

(a) Includes the effects of the following as if they had occurred on January 1 of each period presented: (i) the acquisition of the Company by Cendant and the establishment of a franchisor/franchisee relationship, (ii) the acquisition of First Gray Line and (iii) the repayment of debt with the net proceeds (after the acquisition of First Gray Line) from the IPO.

HISTORICAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO PRO FORMA YEAR ENDED
  DECEMBER 31, 1997

VEHICLE RENTAL

REVENUE

    Rental vehicle revenue for 1998 increased 5.6% from $2.18 billion to $2.30 billion, over 1997. The increase in revenue is due primarily to the acquisition of the car rental assets of Hayes Leasing (2.7%) and overall market demand (2.9%). The revenue increase reflected a 5.3% increase in the number of rental transactions and a 0.3% increase in revenue per rental transaction.

COSTS AND EXPENSES

    Rental vehicle total costs and expenses for 1998 increased 3.9%, from $2,104.1 million to $2,185.4 million, over 1997. Avis' direct operating expenses increased 2.2%, from $907.8 million to $927.9 million, over 1997. As a percentage of revenue, direct operating expenses for 1998 declined to 40.4%, from 41.7% for 1997. Avis' operating efficiencies were derived primarily from lower vehicle insurance costs (0.3% of revenue), lower airport commissions (1.5% of revenue), and lower computer services costs (0.4% of revenue). These efficiencies were partially offset by higher vehicle damage costs (0.2% of revenue) and higher compensation costs (0.5% of revenue).

    Vehicle depreciation and lease charges for 1998 increased 6.0%, from $559.4 million to $593.1 million, over 1997. As a percentage of revenue, vehicle depreciation and lease charges were 25.8% of revenue in 1998, as compared to 25.7% of revenue in 1997. The change reflected a 3.4% increase in the average rental fleet combined with a higher monthly cost per vehicle. In addition, the net proceeds received by Avis in excess of book value for the disposition of used vehicles was $2.3 million lower (0.1% of revenue) in 1998 compared to 1997. This was primarily due to favorable market conditions for the sale of certain model vehicles during 1997.

    Selling, general and administrative expenses for 1998 increased 3.4%, from $422.1 million to $436.3 million, over 1997. The increase was due to $6.6 million higher reservation costs, $5.2 million higher marketing expenses, and $4.9 million higher royalty fees.

    Rental vehicle interest expense for 1998 increased 1.7% from $188.9 million to $192.1 million, over 1997, due to higher borrowings required to finance the growth of the rental fleet.

INCOME BEFORE PROVISION FOR INCOME TAXES

    Income before provision for income tax increased 56% from $71.8 million in 1997 to $112.2 million in 1998, primarily due to increased revenue discussed above and decreased costs and expenses as a percent of revenue.

INCOME TAXES

    The provision for income taxes for 1998 increased 50.5% from $32.4 million to $48.7 million, over 1997. The effective income tax rate was 43.4%, down from 45.1% in 1997. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

NET INCOME

    Net income for 1998 increased 61.1% from $39.4 million to $63.5 million over 1997. The increase reflected higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of acquisition indebtedness. For the years ended December 31, 1999 and 1998, pro forma for the VMS Acquisition, the Company's expenditures for new vehicles would have been approximately $7.23 billion and $6.82 billion, respectively. Pro forma proceeds from the disposition of used vehicles would have been approximately $5.29 billion and $4.92 billion for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1999.

    Since the late 1980's, the Company has acquired vehicles related to its vehicle rental operations primarily pursuant to manufacturer Repurchase Programs. These Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance. VMS has historically not participated in Repurchase Programs and management does not expect to do so in the future. Generally, customers with open-end leases, which make up approximately 85% of VMS' lease portfolio, bear the residual risk with respect to their vehicles, whereas with respect to closed-end leases, which made up approximately 15% of VMS' lease portfolio, VMS bears such residual risk. The vehicle rental and vehicle leasing segments have established methods for disposition of used vehicles that are not covered by Repurchase Programs.

    Historically, the Company's financing requirements for rental vehicles have typically reached an annual peak during the second and third calendar quarters, as fleet levels build in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of vehicle and rental demand. Management expects that this pattern will continue with the addition of VMS, whose cash requirements have historically been relatively consistent over the course of a given year.

    Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. The vehicle rental segments' trade receivables also provide liquidity with approximately 13 days of daily sales outstanding.

THE VEHICLE RENTAL ABS FACILITY

    The vehicle rental operations of ARACS are funded through a domestic integrated financing program that as of December 31, 1999 provides for up to $3.75 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of such Facility available for vehicles not covered by Repurchase Programs (the "Vehicle Rental ABS Facility"). The vehicle rental ABS Facility provides for the issuance of up to $1.5 billion of asset backed variable funding notes (the "Variable Funding Notes") and $2.25 billion of asset-backed medium term notes (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in Avis' fleet.

    The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by MBIA and as a result are rated AAA by S&P and Aaa by Moody's. At December 31, 1999, the Company had approximately $3.276 billion of debt outstanding under the Vehicle Rental ABS Facility and approximately $474 million of additional credit available for vehicle purchases under this facility.

THE VEHICLE LEASING ABS FACILITIES

    VMS-U.S. currently has a $3.0 billion lease financing program (the "Vehicle Leasing ABS Facility") supported by the leases and vehicles owned by VMS-U.S and the United Kingdom. The Vehicle Leasing ABS facility consists of two classes of floating rate asset-backed notes; Class A-1 notes, which total $550 million and Class A-2, which total $450 million. Both classes of notes have an interest rate, which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and 35 basis points for the Class A-2 notes. The Class A-1 notes have an average expected life of 2 years and commence amortizing in March 2001 and have a final stated maturity of October 2006. The Class A-2 notes have an average expected life of 3 years and commence amortizing when the Class A-2 are repaid in full. The Class A-2 notes have a final stated maturity of October 2011. Both classes of notes are rated AAA by S&P and Aaa by Moody's. In addition to the floating rate asset-backed notes, the Company may issue up to $1,750 million Variable Funding Investor Notes to a group of multi- seller commercial paper conduits. At December 31, 1999, the Company has also issued two series of Senior Preferred Membership Interest (see Note 11of the Notes to the Consolidated Financial Statements), which total $99.3 million at a rate of 6.97%.

    VMS-U.K. currently has a $856 million (L531 million) asset-backed facility (the "U.K. ABS Facility") which is supported by the leases, vehicles and fuel card receivables of the various VMS-U.K entities. The U.K. ABS Facility is funded through a group of multi-seller commercial paper conduits. As of December 31, 1999, there was $850 million (L528 million) outstanding under this facility at a blended rate of 6.03%.

ACQUISITION FINANCING

    Avis Group Holdings, Inc. is party to a credit agreement (the "New Credit Facility") which provides for up to $1.35 billion of borrowings in the form of
(1) A Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility ($62 million outstanding at December 31, 1999). The loans under the New Credit Facility bear interest at variable rates and at a fixed margin, above either The Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The New Credit Facility is guaranteed by each U.S subsidiary of Avis Group Holdings, Inc., but excluding any insurance subsidiaries, banking subsidiaries, and securitization or other vehicle financing subsidiaries. All borrowings by the Company under the New Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the New Credit Facility excluding assets that secure both the Vehicle Rental and Vehicle Leasing ABS Facilities, and by a pledge of all the capital stock of each of Avis Group Holdings, Inc.'s U.S. subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries.

    As part of the VMS acquisition financing, the Company issued 11% Senior Subordinated Notes (the "Notes") that will mature in 2009. Avis Group Holdings, Inc.'s obligation under the Notes are subordinate and junior in right of payment in all existing and future senior indebtedness of the Company, including all indebtedness under the New Credit Facility. The obligations of the Company under the Notes and the Indenture are guaranteed on a senior subordinated basis by each of the Company's U.S. subsidiaries, other than its banking subsidiaries, insurance subsidiaries and securitization and other vehicle financing subsidiaries which have not guaranteed senior indebtedness of the Company.

INTERNATIONAL

    Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company has a number of guarantees in place to support the operations of it's subsidiaries. At December 31, 1999, the total debt for the Company's international operations is approximately $1 billion. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

CAPITAL IMPROVEMENTS

    The Company also makes capital investments for property improvements and equipment. Capital investments for property improvements and equipment were $48.2 million in 1999 and management estimates such expenditures will approximate $75.0 million in 2000. Pro forma for the VMS Acquisition, the Company would have made capital investments for property improvements totaling $69.7 million for the year ended December 31, 1999, and $102.8 million for the year ended December 31, 1998.

RESTRICTIONS IMPOSED BY INDEBTEDNESS

    The agreements with the Company's lenders include a number of significant covenants that, among other things, restrict its ability to dispose of non-fleet assets, incur additional indebtedness, create liens, pay dividends, prepay subordinated indebtedness, make capital improvements, enter into certain investments or acquisitions, repurchase or redeem capital stock, sell or otherwise dispose of assets, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict corporate activities. Certain of these agreements also require the Company to maintain specified financial ratios. A breach of any of these covenants or the inability of the Company to maintain the required financial ratios could result in a default in respect of the related indebtedness. In the event of a default, the lenders could declare, among other options, the indebtedness, together with accrued interest and other fees, to be immediately due and payable, failing which the lenders could proceed against the collateral securing such indebtedness. As of December 31, 1999, the Company was in compliance with all such covenants and financial ratios related to these agreements.

INFLATION

    The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company's operations. Many of the Company's other operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operations. The effect of inflation-driven cost increases on the Company's overall operating costs is not expected to be greater for the Company than for its competitors.

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

RECENT ACCOUNTING STANDARDS

    A recent pronouncement of the Financial Accounting Standards Board which are not required to be adopted at this date, is Statement of Financial Accounting Standards ("SFAS") No. 133--"ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", ("SFAS 133") which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The Company has not completed its assessment of the effect on the Company's consolidated financial statements that will result from the adoption of SFAS No. 133.

YEAR 2000 READINESS IMPLEMENTATION

    The Company has completed the Year 2000 Remediation plan on its mission critical systems on a timely basis. The Company is not aware of any adverse effects of Year 2000 issues with respect to the Company's vehicle rental and vehicle leasing and other fee based operations. The Company has no indication that: a significant vendor may be unable to sell to the Company; a significant customer or client may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, in each case because of Year 2000 compliance problems.

    Total costs of hardware and software remediation are expected to be $26.0 million including $2.9 million related to VMS. Costs of hardware and software remediation were approximately $11.7 million in 1999, $8.4 million in 1998 and $3.0 million in 1997. In addition, Year 2000 implementation costs are estimated to be approximately $2.9 million in 2000. These estimates include the costs of certain equipment and software for which planned replacement was accelerated due to Year 2000 requirements. In addition, they reflected the cost of redeploying certain internal resources to address the Year 2000 requirements.

FORWARD LOOKING INFORMATION

    Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions, and other risks which were detailed from time to time in the Company's publicly-filed documents. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements". All items described are non-trading.

    Our major market risk exposure is changing interest rates, primarily in the United States. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors and swaption which we enter into with a group of financial institutions with high credit ratings, thereby minimizing the risk of credit loss.

    The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on certain outstanding existing domestic, Canadian and European debt obligations. The Company's swap and cap agreements have the effect of changing the interest rate on certain of the Company's debt from a variable to a fixed rate of interest. The variable interest rates for certain of these interest rate swap agreements are either reset quarterly or daily based upon the average 30-day commercial paper rate for the quarter. Interest is cash settled on a net basis for each agreement quarterly. There are four U.S. interest rate swap agreements that will terminate between October 2001 and May 2005, and seventeen Canadian swap agreements which will expire between May 2000 and August 2003, and there are three German swap agreements that will expire between June and December 2001. Under the U.S. Swap Agreement terminating in May 2005, the counterparty has the right to terminate the agreement in June 2001. Under the Canadian swap agreements terminating in August 2003 the counter-party has the right to terminate one of the agreements in August 2000 and one agreement in 2001.

    The notional amounts used to calculated the contractual payments to be exchanged under those swap agreements which require contractual exchange as of December 31, 1999 consist of $750 million, $141 million and $27 million for the U.S., Canadian and European swap agreements, respectively. The weighted average variable payment and receipt rates are based on implied forward rates in the yield curve at December 31, 1999. The weighted average expected payment rates are 5.2%, 5.3%, 5.6%, 5.6 % and 5.6% for the years ended December 31, 2000,
2001, 2002, 2003 and 2004, respectively. The weighted average expected receipt rates are 6.2%, 6.7%, 7.0 %, 7.0% and 7.1% for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively. The fair value of the interest rate swaps, caps and floors, and swaption agreement at December 31, 1999 is approximately $15 million. The fair value of interest rate swaps, caps and floors and swaption is determined from dealer quotations and represents the discounted cash flows through maturity or expiration using current rates and is effectively the amount we would pay or receive if we terminate the agreements.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate swaps and caps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates and is effectively the amount we would pay or receive to terminate the agreements.

    The following tables present expected maturities of the Company's long-term debt and related fair values and annualized weighted average interest rates:

                                                            EXPECTED MATURITY DATE AS OF DECEMBER 31, 1999
                                                                            (IN THOUSANDS)
                                      -------------------------------------------------------------------------------------------
                                        2000       2001       2002       2003       2004     THEREAFTER     TOTAL      FAIR VALUE
                                      --------   --------   --------   --------   --------   ----------   ----------   ----------
LONG-TERM DEBT:
FIXED RATE
  Vehicle rental--asset backed
    Notes...........................  $800,000              $850,000              $200,000    $400,000    $2,250,000   $2,204,850
  Acquisition--Senior Subordinated
    Notes...........................                                                           500,000       500,000      517,500
  Other.............................    11,104   $  9,445      6,774   $  3,604      1,591       3,784        36,302       36,302
Annualized weighted average interest
  rate..............................     6.23%      6.72%      6.40%      6.86%      6.15%       8.84%         7.12%
VARIABLE RATE
  Vehicle leasing--domestic ABS.....              351,350    291,190    196,040     96,040      65,380     1,000,000    1,000,000
  Acquisition--Term loans...........    17,000     27,000     42,000     52,000     62,000     800,000     1,000,000    1,000,000
  Other.............................                                                            62,000        62,000       62,000
Annualized weighted average interest
  rate..............................     9.01%      6.96%      7.08%      7.28%      7.66%       9.35%         8.16%

                                                            EXPECTED MATURITY DATE AS OF DECEMBER 31, 1998
                                                                            (IN THOUSANDS)
                                      -------------------------------------------------------------------------------------------
                                        1999       2000       2001       2002       2003     THEREAFTER     TOTAL      FAIR VALUE
                                      --------   --------   --------   --------   --------   ----------   ----------   ----------
LONG-TERM DEBT:
FIXED RATE
  Medium Term Notes.................             $800,000              $850,000               $600,000    $2,250,000   $2,294,541
  Other domestic debt...............   $1,085         209    $ 227          256                                1,777        1,777
Annualized weighted average interest
  rate..............................     8.0%        6.2%     9.3%         6.4%                   6.1%
VARIABLE RATE
  Floating rate notes...............                9,677                                                      9,677        9,677
  Average interest rate.............                 6.0%

    In 1998, the Company had entered into four interest rate swap agreements to reduce the impact of changes in interest rates on certain outstanding current domestic and Canadian debt obligations. The Company's swap agreements have the effect of changing the interest rate on certain of the Company's current debt from a variable to a fixed rate of interest. The variable interest rates for certain of these interest rate swap agreements are either reset quarterly or daily based upon the average 30-day commercial paper rate for the quarter. Interest is cash settled on a net basis for each agreement quarterly. The U.S. interest rate swap agreement will terminate in October 2001 and the three Canadian swap agreements in August 2003, the counterparty has the right to terminate one of the agreements in August 2000 and one agreement in August 2001.

    At December 31, 1998, the notional amounts used to calculate the contractual payments to be exchanged under these swap agreements consist of $250 million and $38.6 million for the U.S and Canada swap agreements, respectively. The weighted average variable payment and receipt rates are based on implied forward rates in the yield curve at December 31, 1998. The weighted average expected payment rates are 4.8%, 4.8%, 4.8%, 5.6% and 5.6% for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively. The weighted average expected receipt rates are 4.9%, 5.0%, 5.1%, 5.2% and 5.4% for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively. The fair value of the interest Rate Swap agreements at December 31, 1998 is approximately $885,000

COMMODITY RISK

    Depending on market fundamentals of the price of gasoline and other conditions, the Company's subsidiary, Wright Express may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by Wright Express effectively establish a minimum sales transaction fee for the volume of gasoline purchased on Wright Express programs. An increase in value of the options is highly correlated to a decrease in the average price of gasoline purchased by Wright Express's cardholders.

Put options permit Wright Express to participate in price increases above the option price. The cost of an option is amortized in the month the option expires. Gains from the sale or exercise of options are recognized when the underlying option is sold. At December 31, 1999, the total contract amount of such options was 31.1 million gallons of gasoline and the unamortized cost of options was $313 thousand and is included in other assets in the accompanying Consolidated Statement of Financial Position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Financial Statements Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14 (A) (1) FINANCIAL STATEMENTS

    See Financial Statements Index commencing on page F-1 herein.

ITEM 14 (A) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

    See Financial Statement Schedule II--Valuation and Qualifying Accounts on Page S-1.

    All schedules, except those set forth above, have been omitted since the information required has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

ITEM 14 (A) (3). EXHIBITS

    See Exhibits Index commencing on page E-1 herein.

ITEM 14 (B) REPORTS ON FORM 8-K

    None in the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2000.

                                                       AVIS GROUP HOLDINGS, INC.
                                                       (Registrant)

                                                       By:             /s/ KEVIN M. SHEEHAN
                                                            -----------------------------------------
                                                                         Kevin M. Sheehan
                                                                      Name: Kevin M. Sheehan
                                                             Title: President--Corporate and Business
                                                               Affairs and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board, Chief
                  /s/ A. BARRY RAND                      Executive Officer and
     -------------------------------------------         Director (Principal           March 29, 2000
                    A. Barry Rand                        Executive Officer)
                                                       President-Corporate and
                /s/ KEVIN M. SHEEHAN                     Business Affairs, Chief
     -------------------------------------------         Financial Officer and         March 29, 2000
                  Kevin M. Sheehan                       Director (Principal
                                                         Financial Officer)
               /s/ TIMOTHY M. SHANLEY                  Vice President and Controller
     -------------------------------------------         (Principal Accounting         March 29, 2000
                 Timothy M. Shanley                      Officer)
                /s/ W. ALUN CATHCART                   Director
     -------------------------------------------                                       March 29, 2000
                  W. Alun Cathcart
             /s/ LEONARD S. COLEMAN, JR.               Director
     -------------------------------------------                                       March 29, 2000
               Leonard S. Coleman, Jr.
               /s/ ALFONSE M. D'AMATO                  Director
     -------------------------------------------                                       March 29, 2000
                 Alfonse M. D'amato
                 /s/ MARTIN EDELMAN                    Director
     -------------------------------------------                                       March 29, 2000
                   Martin Edelman
                /s/ DEBORAH L. HARMON                  Director
     -------------------------------------------                                       March 29, 2000
                  Deborah L. Harmon
                /s/ STEPHEN P. HOLMES                  Director
     -------------------------------------------                                       March 29, 2000
                  Stephen P. Holmes
               /s/ MICHAEL J. KENNEDY                  Director
     -------------------------------------------                                       March 29, 2000
                 Michael J. Kennedy
                /s/ MICHAEL P. MONACO                  Director
     -------------------------------------------                                       March 29, 2000
                  Michael P. Monaco
                /s/ F. ROBERT SALERNO                  President and Chief Operating
     -------------------------------------------         Officer--Rental Car Group,    March 29, 2000
                  F. Robert Salerno                      and Director

                                                            EXHIBIT NO. 14(A)(2)

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO     OTHER                   BALANCE AT
                                            BEGINNING    COSTS AND    ADDITIONS,                  END OF
DESCRIPTION                                 OF PERIOD     EXPENSES      NET(A)     DEDUCTIONS     PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
Year ended December 31, 1999:
Allowance for doubtful accounts--accounts
  receivable..............................   $  3,350      $ 6,137                   $ 1,818     $  7,669
Accumulated amortization--goodwill........   $ 19,740      $30,182                               $ 49,922
Public liability and property damage and
  other insurance liabilities.............   $261,209      $72,853                   $74,306     $259,756

Year ended December 31, 1998:
Allowance for doubtful accounts--accounts
  receivable..............................   $  2,286      $ 2,961                   $ 1,897     $  3,350
Accumulated amortization--goodwill........   $  7,886      $11,854                               $ 19,740
Public liability and property damage and
  other insurance liabilities.............   $248,029      $93,038                   $79,858     $261,209

Year ended December 31, 1997:
Allowance for doubtful accounts--accounts
  receivable..............................   $    227      $ 3,208                   $ 1,149     $  2,286
Accumulated amortization--goodwill........   $  1,026      $ 6,860                               $  7,886
Public liability and property damage and
  other insurance liabilities.............   $213,785      $96,663      $8,670       $71,089     $248,029

------------------------

a) Includes additions of $8,838 relating to the acquisition of First Gray Line on August 20, 1997.

ITEM NO. 14 (A) (3)

                                 EXHIBIT INDEX

EXHIBIT                                         DESCRIPTION
-------                                         -----------
1.0                     UNDERWRITING AGREEMENTS

1.01                    Purchase Agreement, dated as of June 25, 1999, among Avis
                        Rent A Car, Inc. (the "Company"), the Subsidiary Guarantors
                        (as defined therein) and Chase Securities Inc. and Lehman
                        Brothers Inc. (the "Initial Purchasers"). (7)

2.0                     PLAN OF ACQUISITION

2.01                    Agreement and Plan of Merger and Reorganization by and among
                        PHH Corporation, PHH Holdings Corporation, the Company and
                        Avis Fleet Leasing and Management Corporation, dated as of
                        May 22, 1999. (7)

3.                      CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.01                    Certificate of Incorporation of Avis Rent A Car, Inc. (3)

3.01(a)                 Certificate of Ownership and Merger; Merging Avis Group
                        Holdings, Inc. into Avis Rent A Car, Inc. (1)

3.02(a)                 Certificate of Incorporation of Avis Rent A Car System,
                        Inc. (7)

3.02(b)                 Restated Certificate of Incorporation of Avis Rent A Car
                        System, Inc. (7)

3.02(c)                 Corrected Restated Certificate of Incorporation of Avis Rent
                        A Car System, Inc. (7)

3.02(d)                 Certificate of Ownership and Merger merging The First Gray
                        Line Corporation into Avis Rent A Car System, Inc. (7)

3.03(a)                 Certificate of Incorporation of Avis International,
                        Ltd. (7)

3.03(b)                 Certificate of Change of Location of Registered Office and
                        Registered Agent of Avis International, Ltd. (7)

3.03(c)                 Certificate of Change of Registered Agent and Registered
                        Office of Avis International, Ltd. (7)

3.04(a)                 Certificate of Incorporation of Avis Management Services,
                        Ltd. (7)

3.04(b)                 Certificate of Change of Location of Registered Office and
                        Registered Agent of Avis Management Services, Ltd. (7)

3.04(c)                 Certificate of Change of Registered Agent and Registered
                        Office of Avis Management Services, Ltd. (7)

3.05                    Certificate of Incorporation of Avis Caribbean,
                        Limited. (7)

3.06                    Certificate of Incorporation of Avis Asia and Pacific,
                        Limited. (7)

3.07(a)                 Certificate of Incorporation of Avis Enterprises, Inc. (7)

3.07(b)                 Certificate of Amendment of Certificate of Incorporation of
                        Avis Enterprises, Inc. (7)

3.07(c)                 Certificate of Amendment of Certificate of Incorporation of
                        Avis Enterprises, Inc. (7)

3.08                    Certificate of Incorporation of Avis Service, Inc. (7)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
3.09                    Certificate of Incorporation of Avis Lube, Inc.(7)

3.10                    Certificate of Incorporation of Avis Leasing
                        Corporation. (7)

3.11(a)                 Certificate of Incorporation of Rent-A-Car Company,
                        Incorporated. (7)

3.11(b)                 Articles of Reduction of Rent-A-Car Company,
                        Incorporated. (7)

3.11(c)                 Articles of Amendment to Articles of Incorporation of
                        Rent-A-Car Company, Incorporated. (7)

3.11(d)                 Articles of Amendment to Articles of Incorporation of
                        Rent-A-Car Company, Incorporated. (7)

3.11(e) Articles of Amendment to the Articles of Incorporation of Rent-A-Car Company, Incorporated. (7)

3.11(f)                 Articles of Amendment of Rent-A-Car Company,
                        Incorporated. (7)

3.12(a)                 Certificate of Incorporation of Reserve Claims Management
                        Co. (7)

3.12(b)                 Certificate of Change of Registered Agent and Registered
                        Office of Reserve Claims Management Co. f/k/a Avis Leasing
                        International, Ltd. (7)

3.12(c)                 Restated Certificate of Incorporation of Avis Leasing
                        International, Ltd. (7)

3.13(a)                 Certificate of Incorporation of Avis Fleet Leasing and
                        Management Corporation. (7)

3.13(b)                 Articles of Correction of Avis Fleet Leasing and Management
                        Corporation. (7)

3.13(c)                 Certificate of Designation of Powers, Preferences and
                        Special Rights of Series A Cumulative Participating
                        Redeemable Convertible Preferred Stock and Qualifications,
                        Limitations and Restrictions Thereof of Avis Fleet Leasing and Management Corporation. (6)

3.13(d)                 Certificate of Designation of Powers, Preferences and
                        Special Rights of Series B Cumulative PIK Preferred Stock
                        and Qualifications, Limitations and Restrictions Thereof of
                        Avis Fleet Leasing and Management Corporation. (5)

3.13(e)                 Certificate of Designation of Powers, Preferences and
                        Special Rights of Series C Cumulative Redeemable Preferred
                        Stock and Qualifications, Limitations and Restrictions
                        Thereof of Avis Fleet Leasing and Management
                        Corporation. (5)

3.14(a)                 Certificate of Incorporation of Dealers Holding, Inc. (7)

3.14(b)                 Notice of Change of Resident Agent of Dealers Holding,
                        Inc. (7)

3.14(c)                 Notice of Change of Resident Agent of Dealers Holding,
                        Inc. (7)

3.14(d)                 Change of Address of Resident Agent of Dealers Holding,
                        Inc. (7)

3.14(e)                 Certified Copy of Resolution of Board of Directors for
                        Designation or Change of Resident Agent and/or Principal
                        Office of Dealers Holdings, Inc. (7)

3.15(a)                 Articles of Incorporation of Williamsburg Motors, Inc. (7)

3.15(b)                 Notice of Change of Resident Agent of Williamsburg Motors,
                        Inc. (7)

3.15(c)                 Change of Resident Agent of Williamsburg Motors, Inc. (7)

3.15(d)                 Change of Address of Resident Agent of Williamsburg Motors,
                        Inc. (7)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
3.15(e)                 Certified Copy of Resolution of Board of Directors for
                        Designation or Change of Resident Agent and/or Principal
                        Office. (7)

3.15(f)                 Articles of Amendment of Articles of Incorporation of
                        Williamsburg Motors, Inc. (7)

3.16(a)                 Articles of Incorporation of Edenton Motors, Inc. (7)

3.16(b)                 Notice of Change of Resident Agent of Edenton Motors,
                        Inc. (7)

3.16(c)                 Articles of Amendment of Edenton Motors, Inc. (7)

3.16(d)                 Articles of Amendment of Edenton Motors, Inc. (7)

3.16(e)                 Change of Resident Agent of Edenton Motors, Inc. (7)

3.16(f)                 Change of Address of Resident Agent of Edenton Motors,
                        Inc. (7)

3.16(g)                 Certified Copy of Resolution of Board of Directors for
                        Designation or Change of Resident Agent and/or Principal
                        Office of Edenton Motors, Inc. (7)

3.17                    Certificate of Incorporation of PHH Canadian Holdings,
                        Inc. (7)

3.18(a)                 Articles of Incorporation of PHH Deutschland, Inc. (7)

3.18(b)                 Articles of Amendment of PHH Deutschland, Inc. (7)

3.18(c)                 Articles of Amendment of PHH Deutschland, Inc. (7)

3.18(d)                 Articles of Amendment of PHH Deutschland, Inc. (7)

3.18(e)                 Change of Resident Agent of PHH Deutschland, Inc. (7)

3.18(f)                 Articles of Amendment of PHH Deutschland, Inc. (7)

3.18(g)                 Articles of Amendment of PHH Deutschland, Inc. (7)

3.18(h)                 Certified Copy of Resolution of Board of Directors for
                        Designation or Change of Resident Agent and/or Principal
                        Office of PHH Deutschland, Inc. (7)

3.18(i)                 Change of Address of Resident Agent of PHH Deutschland,
                        Inc. (7)

3.19(a)                 Certificate of Incorporation of FAH Company, Inc. (7)

3.19(b)                 Certificate of Amendment to Certificate of Incorporation of
                        FAH Company, Inc. (7)

3.19(c)                 Certificate of Amendment to Certificate of Incorporation of
                        FAH Company, Inc. (7)

3.19(d)                 Certificate of Amendment to Certificate of Incorporation of
                        FAH Company, Inc. (7)

3.20                    Limited Liability Company Agreement of PHH Vehicle
                        Management Services LLC. (7)

3.21                    Limited Liability Company Agreement of Wright Express
                        LLC. (7)

3.22                    Operating Agreement of PHH/Paymentech LLC. (7)

3.50                    By-Laws of Avis Rent A Car, Inc. (3)

3.51                    By-Laws of Avis Rent A Car System, Inc. (7)

3.52                    By-Laws of Avis International, Ltd. (7)

3.53                    By-Laws of Avis Management Services, Ltd. (7)

3.54                    By-Laws of Avis Caribbean, Limited. (7)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
3.55                    By-Laws of Avis Asia and Pacific, Limited. (7)

3.56                    By-Laws of Avis Enterprises, Inc. (7)

3.57                    By-Laws of Avis Service, Inc. (7)

3.58                    By-Laws of Avis Lube, Inc. (7)

3.59                    By-Laws of Avis Leasing Corporation. (7)

3.60                    By-Laws of Rent-A-Car Company, Incorporated. (7)

3.61                    By-Laws of Reserve Claims Management Co. (7)

3.62                    By-Laws of Avis Fleet Leasing and Management
                        Corporation. (7)

3.63                    By-Laws of Dealers Holdings, Inc. (7)

3.64                    By-Laws of Williamsburg Motors, Inc (7).

3.65                    By-Laws of Edenton Motors, Inc. (7)

3.66                    By-Laws of PHH Canadian Holdings, Inc. (7)

3.67                    By-Laws of PHH Deutschland, Inc. (7)

3.68                    By-Laws of FAH Company, Inc. (7)

4.0                     INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS,
                        INCLUDING INDENTURES.

4.02                    Form of Certificate of Common Stock (2)

4.03                    Series 1997-1 Supplement, dated as of July 30, 1997 between
                        AESOP Funding II L.L.C. and the Avis ABS Trustee, to the
                        Amended and Restated Base Indenture, dated as of July 30,
                        1997, between AESOP Funding II and the Avis ABS
                        Trustee. (2)

4.04                    Series 1997-1 Supplement, dated as of July 30, 1997 between
                        AESOP Funding II L.L.C. and the Avis ABS Trustee, to the
                        Amended and Restated Base Indenture, dated as of July 30,
                        1997, between AESOP Funding II and the Avis ABS
                        Trustee. (2)

4.05                    Loan Agreement, dated as of July 30, 1997, between AESOP
                        Leasing L.P., as borrower, and AESOP Funding II L.L.C. as lender. (2)

4.06                    Loan Agreement, dated as of July 30, 1997, among AESOP
                        Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding I
                        L.L.C., as lender. (2)

4.07                    Loan Agreement, dated as of July 30, 1997, between AESOP
                        Leasing Corp II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II
                        L.L.C., as lender. (2)

4.08                    Master Motor Vehicle Finance Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing L.P., as lessor,
                        Avis Rent A Car System, Inc., as lessee, individually and as the administrator and Avis Rent A Car, Inc., as
                        guarantor. (2)

4.09                    Master Motor Vehicle Operating Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing L.P., as lessor,
                        Avis Rent A Car System, Inc., individually and as the
                        administrator, certain Eligible Rental Car Companies, as
                        lessees, and Avis Rent A Car, Inc., as guarantor. (2)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
4.10                    Master Motor Vehicle Operating Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing Corp. II, as
                        lessor, Avis Rent A Car System, Inc., individually and as
                        the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (2)

4.11                    Credit Agreement, dated as of July 30, 1997, among Avis
                        Rent A Car, Inc., Avis Rent A Car System, Inc., The Chase
                        Manhattan Bank, as administrative agent, Lehman Commercial
                        Paper, Inc., as syndication agent and the other lenders party thereto (the "Credit Agreement"). (2)

4.12                    Guarantee, dated as of July 30, 1997, in favor of The Chase
                        Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement. (2)

4.13 Security Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit
                        Agreement. (2)

4.14                    Pledge Agreement, dated as of July 30, 1997, in favor of The
                        Chase Manhattan Bank, as administrative agent for the
                        lenders from time to time parties to the Credit
                        Agreement. (2)

4.15                    Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July
                        30, 1997, between AESOP Funding I L.L.C. as issuer and the
                        Avis ABS Trustee. (4)

4.16                    Amendment No. 1, dated as of July 31, 1998, to Loan
                        Agreement, dated as of July 30, 1997, between AESOP Leasing
                        L.P., as borrower, and AESOP Funding I L.L.C., as
                        lender. (4)

4.17                    Amendment No. 1, dated as of July 31, 1998, to Loan
                        Agreement, dated as of July 30, 1997, among AESOP Leasing
                        L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a
                        permitted nominee of the borrower, and AESOP Funding II
                        L.L.C., as lender. (4)

4.18                    Amendment No. 1, dated as of July 31, 1998, to Master Motor
                        Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car
                        Systems, Inc., as Lessee individually and as Administrator, and Avis Rent A Car, Inc., as guarantor. (4)

4.19                    Amended and Restated Loan Agreement, dated as of September
                        15, 1998, among AESOP Leasing L.P., as borrower, PV Holding
                        Corp., as a permitted nominee of the borrower, Quartz Fleet
                        Management, Inc., as a permitted nominee of the borrower,
                        and AESOP Funding II L.L.C. (4)

4.20                    Amended and Restated Master Motor Vehicle Operating Lease
                        Agreement, dated as of September 15, 1998, among AESOP
                        Leasing L.P., as lessor, Avis Rent Car System, Inc., individually and as Administrator, certain Eligible Rental
                        Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (4)

4.21                    Supplemental Indenture No. 2, dated as of September 15,
                        1998, to Amended and Restated Base Indenture, dated as of
                        July 30, 1997, between AESOP Funding I L.L.C., as issuer and the Avis ABS Trustee. (4)

4.22                    Series 1998-1 Supplement, dated as of February 26, 1998
                        between AESOP Funding II L.L.C., as issuer, and the Avis ABS
                        Trustee, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997,
                        between AESOP Funding II L.L.C., as issuer, and the Avis ABS
                        Trustee. (4)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
4.30                    Indenture, dated as of June 30, 1999, among the Company, the
                        Subsidiary Guarantors and the Bank of New York (the "Notes
                        Trustee"). (7)

4.31                    Exchange and Registration Rights Agreement, dated as of June
                        30, 1999, among the Company, the Subsidiary Guarantors, the
                        Initial Purchasers and the Notes Trustee. (7)

4.32                    Credit Agreement, dated as of June 30, 1999, among the
                        Company, as borrower, the financial institutions party thereto, the Chase Manhattan Bank (the "Administrative
                        Agent"), and Lehman Commercial Paper Inc. (7)

4.33                    Guarantee and Collateral Agreement, dated as of June 30,
                        1999, among the Company, the Subsidiary Guarantors and the Administrative Agent. (7)

4.40                    Origination Trust Agreement, dated as of June 30, 1999 (the
                        "Origination Trust Agreement"), among Raven Funding LLC (the
                        "SPV"), PHH Vehicle Management Services LLC ("VMS LLC") and
                        Wilmington Trust Company (the "VMS ABS Trustee"). (7)

4.41                    Sold SUBI Supplement 1999-1A to the Origination Trust
                        Agreement, dated as of June 30, 1999 (the "1999-1A SUBI
                        Supplement"), among the SPV, VMS LLC and the VMS ABS
                        Trustee. (7)

4.42                    Sold SUBI Supplement 1999-1B to the Origination Trust
                        Agreement, dated as of June 30, 1999 (the "1999-1B SUBI
                        Supplement"), among the SPV, VMS LLC and the VMS ABS
                        Trustee. (7)

4.43                    Servicing Agreement, dated as of June 30, 1999 (the
                        "Servicing Agreement"), between D.L. Peterson Trust (the
                        "Origination Trust") and VM LLC. (7)

4.44 Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999 (the "Sold SUBI Servicing
                        Supplement"), among the Origination Trust, the VMS ABS
                        Trustee and VMS LLC.

4.45                    Asset Sale Agreement, dated as of June 30, 1999, between VMS
                        LLC and the SPV. (7)

4.46 Receivables Purchase Agreement, dated as of June 30, 1999, by and between VMS LLC and the SPV. (7)

4.47 Contribution Agreement, dated as of June 30, 1999 between the SPV and the VMS ABS Trustee as trustee for the Organization Trust and by VMS LLC for the Origination
                        Trust. (7)

4.48                    Transfer Agreement, dated as of June 30, 1999, between the
                        SPV and Greyhound Funding LLC ("Greyhound"), together with the Origination Trust, VM LLC and the SPV. (7)

4.49                    Base Indenture, dated as of June 30, 1999, between Greyhound and The Chase Manhattan Bank (the "VMS ABS Indenture
                        Trustee"). (7)

4.50                    Series 1999-1 Supplement, dated as of June 30, 1999, among
                        Greyhound, VMS LLC, Park Avenue Receivables Corporation and
                        the VMS ABS Indenture Trustee. (7)

4.51                    Custodian Agreement dated as of June 30, 1999, among the
                        Origination Trust, Wilmington Trust Company as Trustee, VMS
                        LLC, as Servicer and All First Financial Center, as
                        Custodian. (7)

4.52                    Lockbox Services Agreement, dated as of June 30, 1999 among the Origination Trust, VMS LLC, in its capacity as servicer of the Trust, and Bank of America National Trust and Savings
                        Association. (7)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
4.53                    Preferred Membership Interest Purchase Agreement, dated as of June 0, 1999, among Greyhound Funding LLC, Park Avenue
                        Receivables Corporation, The Chase Manhattan Bank,
                        individually as the APA Bank and as Funding Agent, PHH
                        Vehicle Management Services LLC, as Administrator. (7)

4.54                    Administration Agreement, dated as of June 30, 1999, among
                        Greyhound Funding LLC, Raven Funding LLC, The Chase
                        Manhattan Bank, as Indenture Trustee, PHH Vehicle Management
                        Services LLC, as Administrator. (7)

10.                     MATERIAL CONTRACTS.

10.01                   Form of Registration Rights Agreement (2)

10.02                   Separation Agreement, dated as of July 30, 1997, between
                        Cendant Car Rental, Inc. and Avis Rent A Car, Inc. (2)

10.03                   Master License Agreement, dated as of July 30, 1997, among
                        Cendant Car Rental, Inc., Avis Rent A Car System, Inc. and
                        Wizard Co., Inc. (2)

10.04 Computer Services Agreement, dated as of July 30, 1997, between Avis Rent A Car System, Inc. and WizCom
                        International, Ltd. (2)

10.05 Reservation Services Agreement, dated as of July 30, 1997, between Cendant Incorporated and Avis Rent A Car System,
                        Inc. (2)

10.06                   Form of Tax Disaffiliation Agreement among Cendant
                        Incorporated, Cendant Car Rental, Inc. and Avis
                        Rent A Car, Inc. (2)

10.07                   Form of Lease Agreement by and between WizCom International,
                        Ltd., as lessor, and Avis Rent A Car System, Inc., as lessee
                        (Virginia Beach, Virginia). (2)

10.08                   Form of Sublease Agreement by and between WizCom
                        International, Ltd., as sublessor, and Avis Rent A Car
                        System, Inc., as sublessee (Tulsa, Oklahoma). (2)

10.09                   Form of Sublease Agreement by and between WizCom
                        International, Ltd., as sublessor, and Avis Rent A Car
                        System, Inc., as sublessee (Garden City, New York). (2)

10.10                   Wizard Note Assignment, Assumption and Release Agreement,
                        dated as of July 30, 1997, by and between Wizard Co., Inc.,
                        Avis Rent A Car System, Inc. and Reserve Claims Management
                        Co. (2)

10.11 Termination Services Agreement, dated as of July 30, 1997, among Harris Trust and Savings Bank, AESOP Funding II
                        L.L.C., Avis Rent A Car System, Inc., and WizCom
                        International, Ltd. (2)

10.13                   Call Transfer Agreement, dated March 4, 1997, between HFS
                        Incorporated and Avis Rent A Car System, Inc. (2)

10.15                   Retention Agreement, dated as of January 1, 1999, between
                        Avis Rent A Car System, Inc. and F. Robert Salerno. (4)

10.16                   Retention Agreement, dated as of January 1, 1999, between
                        Avis Rent A Car System, Inc. and Kevin M. Sheehan. (4)

10.17                   Avis Rent A Car, Inc. 1997 Stock Option Plan. (2)

10.18                   Avis Rent A Car System, Inc. Nonqualified Deferred
                        Compensation Plan. (4)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
10.20                   Information Technology Services Agreement, dated as of June
                        29, 1999, between PHH Vehicle Management Services, LLC and
                        Cendant Corporation. (7)

10.21                   Corporate Services Transition Agreement, dated as of June
                        30, 1999 between Cendant Operations, Inc. and Avis Fleet
                        Leasing and Management Corporation. (7)

10.22                   Corporate Services Transition Agreement, dated as of June
                        30, 1999 between PHH Corporation and Avis Fleet Leasing and
                        Management Corporation. (7)

10.23                   VMS Acquisition Registration Rights Agreement, dated as of
                        June 30, 1999, among Avis Rent A Car, Inc., Avis Fleet
                        Leasing and Management Corporation, PHH Corporation and PHH
                        Holdings Corporation. (7)

10.24                   Non-Competition Agreement, dated as of June 30, 1999, among
                        Avis Rent A Car, Inc., Avis Fleet Leasing and Management
                        Corporation, PHH Corporation and PHH Holdings
                        Corporation. (7)

10.25                   Stockholders' Agreement, dated as of June 30, 1999, among
                        Avis Rent A Car, Inc., Avis Fleet Leasing and Management
                        Corporation, and PHH Corporation. (7)

10.26 Trademark License Agreement, dated as of June 30, 1999, between Avis Fleet Leasing and Management Corporation and
                        PHH Holdings Corporation. (7)

10.27 Transitional License Agreement, dated as of June 30, 1999, between Cendant Corporation and Avis Fleet Leasing and
                        Management Corporation. (7)

10.28                   Undertaking, dated as of June 30, 1999 by Avis Fleet Leasing and Management Corporation. (7)

10.29                   Instrument of Assumption, dated as of June 30, 1999 by Avis
                        Fleet Leasing and Management Corporation. (7)

12.                     COMPUTATION OF RATIOS

12.1                    Computation of Ratio of Earnings to Fixed Charges and
                        Combined Fixed Charges. (7)

21.                     Subsidiaries of the Registrants. (2)

23.                     Consents

23.01                   Consent of Deloitte & Touche LLP, Independent Auditors of
                        the Company to be incorporated by reference to Registrant's
                        Registration Statement Nos. 333-59693, 333-59659, and
                        333-63269 on Form S-8 from the 1998 Annual Report filed
                        herewith. (1)

23.02                   Consent of Deloitte & Touche LLP relating to Avis Financial
                        Statements. (7)

23.03                   Consent of Deloitte & Touche LLP relating to VMS Financial
                        Statements. (7)

23.04                   Consent of White & Case LLP (included in opinion). (7)

24.1                    Powers of Attorney. (7)

27                      FINANCIAL DATA SCHEDULE

27.1                    Financial Data Schedule--December 31, 1997. (3)

27.2                    Financial Data Schedule--December 31, 1998. (4)

27.3                    Financial Data Schedule--December 31, 1999. (1)

EXHIBIT                                         DESCRIPTION
-------                                         -----------
99.1                    Combined Financial Statements as of December 31, 1998 and
                        1997 and for the Years Ended December 31, 1998, 1997 and
                        1996 and Unaudited Condensed Combined Financial Statements
                        as of March 31, 1999 and for the Three Months Ended March
                        31, 1999 and 1998 of PHH Vehicle Management Services. (5)

99.2                    Unaudited Pro Forma Consolidated Financial Data. (5)

99.3                    Press Release of the Company, dated June 30, 1999. (5)

------------------------

(1) Filed herewith.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-28609.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-46737.

(4) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1998.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1999.

(6) Incorporated by reference to Amendment No. 1 to the Registrant's Current Report on Form 8-K/A dated July 15, 1999.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4, 333-86269.

                                                                  ITEM 14(A) (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE NO.
                                                              --------------
AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)
Consolidated Financial Statements:
  Independent Auditors' Report..............................             F-2
  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................             F-3
  Consolidated Statements of Financial Position at
    December 31, 1999 and 1998..............................             F-4
  Consolidated Statements of Common Stockholders' Equity for
    the years ended December 31, 1999, 1998 and 1997........             F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................             F-6
  Notes to the Consolidated Financial Statements............         F7--F50

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Avis Group Holdings, Inc.
New York, New York

    We have audited the accompanying consolidated statements of financial position of Avis Group Holdings, Inc. (formerly Avis Rent A Car, Inc.) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
January 26, 2000
(March 27, 2000 as to Note 1)

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Revenue:
  Vehicle rental.........................................  $2,500,746   $2,297,582   $2,046,154
  Vehicle leasing........................................     692,935
  Other fee based........................................     139,046
                                                           ----------   ----------   ----------
                                                            3,332,727    2,297,582    2,046,154
                                                           ----------   ----------   ----------
Costs and expenses:
  Direct operating, net..................................     957,270      927,930      853,767
  Vehicle depreciation and lease charges, net............   1,174,509      593,064      525,143
  Selling, general and administrative....................     582,056      436,275      413,291
  Interest, net..........................................     382,303      192,080      180,608
  Minority interest......................................       5,890
  Non-vehicle depreciation and amortization..............      34,600       24,151       16,162
  Amortization of cost in excess of net assets
    acquired.............................................      30,182       11,854        6,860
                                                           ----------   ----------   ----------
                                                            3,166,810    2,185,354    1,995,831
                                                           ----------   ----------   ----------
  Income before provision for income taxes...............     165,917      112,228       50,323
  Provision for income taxes.............................      73,332       48,707       22,850
                                                           ----------   ----------   ----------
  Net income.............................................      92,585       63,521       27,473
  Preferred stock dividends..............................       9,110
                                                           ----------   ----------   ----------
  Earnings applicable to common stockholders.............  $   83,475   $   63,521   $   27,473
                                                           ==========   ==========   ==========
  Earnings per share:
  Basic..................................................  $     2.66   $     1.86   $      .89
                                                           ==========   ==========   ==========
  Diluted................................................  $     2.61   $     1.82   $      .88
                                                           ==========   ==========   ==========

              See notes to the consolidated financial statements.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Cash and cash equivalents...................................  $    71,697     $   29,751
Cash held on deposit with financial institution.............       93,530
Restricted cash.............................................      253,080        133,284
Accounts receivable, net....................................    1,115,740        360,574
Finance lease receivables...................................      871,034
Prepaid expenses............................................       64,316         42,083
Vehicles, net--rental.......................................    3,367,362      3,164,816
Vehicles, net--leasing......................................    3,134,009
Property and equipment, net.................................      197,827        145,045
Other assets................................................      115,273         40,590
Deferred income tax assets..................................                     117,659
Cost in excess of net assets acquired, net..................    1,794,390        463,260
                                                              -----------     ----------
Total assets................................................  $11,078,258     $4,497,062
                                                              ===========     ==========
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
Accounts payable............................................  $   588,377     $  198,481
Accrued liabilities.........................................      369,453        326,204
Due to affiliates, net......................................       59,396         22,293
Current income tax liabilities..............................       18,226         23,045
Deferred income tax liabilities, net........................      181,256         28,504
Public liability, property damage and other insurance
  liabilities, net..........................................      259,756        261,209
Debt........................................................    8,469,805      3,014,712
Minority interest (preferred membership interest)...........       99,305
                                                              -----------     ----------
Total liabilities...........................................   10,045,574      3,874,448
                                                              -----------     ----------
Commitments and contingencies

Preferred stock:
Series A Preferred stock ($.01 par value, 7,200,000 shares
  authorized, issued and outstanding; $50 liquidation
  preference)...............................................      360,000
Series B Preferred stock accrued ($.01 par value, 5,880,217
  shares authorized; $50 liquidation preference)............        9,000
Series C Preferred stock ($.01 par value, 40,000 shares
  authorized, issued and outstanding; $50 liquidation
  preference)...............................................        2,000
                                                              -----------
  Total preferred stock.....................................      371,000
                                                              -----------
Common stockholders' equity:
Class A Common stock ($.01 par value, 100,000,000 shares
  authorized; 35,925,000 issued at December 31, 1999 and
  1998).....................................................          359            359
Additional paid-in capital..................................      593,106        591,651
Retained earnings...........................................      175,690         92,215
Accumulated other comprehensive loss........................       (3,639)       (10,651)
Treasury stock (4,793,288 and 2,672,700 shares at December
  31, 1999 and 1998, respectively, at cost)                      (103,832)       (50,960)
                                                              -----------     ----------
  Total common stockholders' equity.........................      661,684        622,614
                                                              -----------     ----------
Total liabilities, preferred stock and common stockholders'
  equity....................................................  $11,078,258     $4,497,062
                                                              ===========     ==========

              See notes to the consolidated financial statements.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             ACCUMULATED
                                                                    ADDITIONAL                  OTHER
                                         COMPREHENSIVE    COMMON     PAID-IN     RETAINED   COMPREHENSIVE    TREASURY
                                            INCOME        STOCK      CAPITAL     EARNINGS   INCOME/(LOSS)     STOCK       TOTAL
                                         -------------   --------   ----------   --------   -------------   ----------   --------
Balance January 1, 1997................                    $ 85      $ 74,915    $  1,221     $    194                   $ 76,415
Net income.............................     $27,473                                27,473                                  27,473
Sale of Class A Common stock ($.01 par
  value) through an initial public
  offering of 22,425,000 shares of
  common stock on September 24, 1997...                     224       355,592                                             355,816
Foreign currency translation
  adjustment...........................      (5,761)                                            (5,761)                    (5,761)
Additional minimum pension charge......        (221)                                              (221)                      (221)
                                            -------        ----      --------    --------     --------      ----------   --------
Comprehensive income...................     $21,491
                                            =======
Balance, December 31, 1997.............                     309       430,507      28,694       (5,788)                   453,722
Net income.............................     $63,521                                63,521                                  63,521
Sale of Class A Common stock ($.01 par
  value) through a public offering of
  5,000,000 shares of common stock on
  March 23, 1998.......................                      50       161,144                                             161,194
Purchases of treasury stock, 2,672,700
  shares, at cost......................                                                                     $  (50,960)   (50,960)
Foreign currency translation
  adjustment...........................      (3,374)                                            (3,374)                    (3,374)
Additional minimum pension charge......      (1,489)                                            (1,489)                    (1,489)
                                            -------        ----      --------    --------     --------      ----------   --------
Comprehensive income...................     $58,658
                                            =======
Balance, December 31, 1998.............                     359       591,651      92,215      (10,651)        (50,960)   622,614
Net income.............................     $92,585                                92,585                                  92,585
Preferred stock dividends..............                                            (9,110)                                 (9,110)
Purchases of treasury stock 2,327,300
shares, at cost........................                                                                        (57,237)   (57,237)
Issuance of treasury stock due to
  exercise
of stock options and other, net........                                 1,455                                    4,365      5,820
Foreign currency translation
  adjustment...........................       6,199                                              6,199                      6,199
Additional minimum pension benefit.....         813                                                813                        813
                                            -------
Comprehensive income...................     $99,597
                                            =======        ----      --------    --------     --------      ----------   --------
Balance, December 31, 1999.............                    $359      $593,106    $175,690     $ (3,639)     $ (103,832)  $661,684
                                                           ====      ========    ========     ========      ==========   ========

              See notes to the consolidated financial statements.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    92,585   $    63,521   $    27,473
Adjustments to reconcile net income to net cash provided by
operating activities:
  Vehicle depreciation......................................    1,146,926       581,022       466,799
  Depreciation and amortization of property and equipment...       19,558        12,890        11,791
  Amortization of other non-revenue producing assets........       45,224        23,115        11,231
  Deferred income tax provision.............................       57,027        38,457         9,161
  Provision for doubtful accounts receivable................        6,137         2,961         3,208
  Provision for public liability, property damage and other
    insurance liabilities, net..............................       (1,819)       13,687        25,574
  Changes in operating assets and liabilities:
    Restricted cash.........................................      (62,588)      (26,300)      (76,596)
    Accounts receivable.....................................      (89,568)      (14,045)      (15,201)
    Prepaid expenses........................................       (6,336)        6,848         3,914
    Other assets............................................       21,654        (5,625)       (8,769)
    Accounts payable........................................       54,299       (23,148)      (12,597)
    Accrued liabilities.....................................        7,795        (2,475)      (84,150)
    Due to (from) affiliates................................     (192,951)      (18,320)       53,761
                                                              -----------   -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................    1,097,943       652,588       415,599
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for vehicle additions............................   (5,605,494)   (4,303,048)   (4,240,809)
  Vehicle deletions.........................................    4,205,221     3,610,721     3,382,177
  Increase in finance lease receivables.....................      (22,663)
  Payments for additions to property and equipment..........      (48,240)      (42,933)      (24,733)
  Retirements of property and equipment.....................       (6,419)        5,603         3,971
  Payments for purchase of rental car franchise licensees,
    net of cash acquired....................................      (45,192)     (237,182)     (199,381)
  Payment for purchase of PHH Holdings, net of cash
    acquired................................................   (1,325,781)
  Proceeds from the sale and leaseback of office building...       32,156
                                                              -----------   -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES.....................   (2,816,412)     (966,839)   (1,078,775)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offerings, net.........................                    161,194       359,316
Purchases of treasury stock, net............................      (53,868)      (50,960)
Changes in debt:
  Proceeds..................................................    6,120,545     1,217,289     3,381,173
  Repayments................................................   (4,307,537)   (1,023,432)   (3,031,885)
                                                              -----------   -----------   -----------
  Net increase in debt......................................    1,813,008       193,857       349,288
Payments for debt issuance costs............................       (6,543)       (4,654)      (29,302)
Increase in minority interest (preferred membership
  interest).................................................       99,305
                                                              -----------   -----------   -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................    1,851,902       299,437       679,302
                                                              -----------   -----------   -----------
Effect of exchange rate changes on cash.....................        2,043          (334)         (945)
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents and
  cash held on deposit with financial institutions..........      135,476       (15,148)       15,181
Cash and cash equivalents and cash held on deposit with
  financial institutions at beginning of year...............       29,751        44,899        29,718
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AND CASH HELD ON DEPOSIT WITH
  FINANCIAL INSTITUTIONS AT END OF YEAR.....................  $   165,227   $    29,751   $    44,899
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $   370,247   $   209,977   $   189,086
                                                              ===========   ===========   ===========
  Income taxes..............................................  $    28,877   $    13,338   $     8,899
                                                              ===========   ===========   ===========
Business acquired:
  Fair value of assets acquired, net of cash acquired.......  $ 6,004,777   $   244,501   $   519,650
  Liabilities assumed.......................................    4,271,804         7,319       320,269
                                                              -----------   -----------   -----------
  Net assets acquired.......................................    1,732,973       237,182       199,381
  Less issuance of Series A and Series C Preferred Stock....      362,000
                                                              -----------   -----------   -----------
NET CASH PAID FOR ACQUISITIONS..............................  $ 1,370,973   $   237,182   $   199,381
                                                              ===========   ===========   ===========

              See notes to the consolidated financial statements.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Effective March 27, 2000, Avis Rent A Car, Inc. changed its name to Avis Group Holdings, Inc. The accompanying consolidated financial statements include Avis Group Holdings, Inc. (formerly Avis Rent A Car, Inc.) and subsidiaries, which was incorporated on October 17, 1996. The Company and its former parent, Avis Inc., were acquired by Cendant ("Cendant") on October 17, 1996 (the "Date of Acquisition") for approximately $806.5 million (the "Acquisition"). The purchase price was comprised of approximately $367.2 million in cash, $100.9 million of indebtedness and $338.4 million of common stock. Avis Group Holdings, Inc. (formerly Avis Rent A Car, Inc.) and subsidiaries are referred to throughout the notes to the consolidated financial statements as the "Company". On January 1, 1997, Avis, Inc., the Company's former ultimate parent, a wholly-owned subsidiary of Cendant, contributed the net assets of its corporate operations and all of its common stock ownership in Avis International, Ltd. and subsidiaries, Avis Enterprises, Inc. and subsidiaries, Pathfinder Insurance Company and Global Excess & Reinsurance, Ltd. to the Company. Pursuant to a plan developed by Cendant prior to the Date of Acquisition, Cendant caused the Company to undertake an initial public offering ("IPO"). On September 24, 1997, the Company issued and sold 22,425,000 shares of its common stock through such IPO and received net proceeds of $359.3 million. On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering (the "Offering") and received net proceeds of approximately $161.2 million. In addition, in the Offering on March 23, 1998, Cendant reduced its ownership of the Company by selling 1,000,000 shares of the Company's common stock and retained the net proceeds. As a result of the IPO, the Offering on March 23, 1998, the net repurchase of 2,120,588 shares and 2,672,700 shares of treasury stock by the Company during 1999 and 1998, respectively, and the issuance of Series A and C preferred stock in connection with the VMS acquisition (see Notes 2, 14 and 15), Cendant's common stockholder's equity interest in the Company at January 1, 2000 is approximately 18 % excluding potential conversion of Preferred Stock (see Notes 14, 16 and 24). The Company has used the net proceeds from these offerings to (i) acquire certain Avis System franchises (see Note 2) and (ii) for working capital and general corporate purposes, including the repayment of certain indebtedness. A Cendant subsidiary owns and operates the reservation system as well as the telecommunications and computer processing systems which service the rental car operations for reservations, rental agreement processing, accounting and vehicle control. Cendant is reimbursed for such services at cost (see Note 5). In addition, a Cendant subsidiary charges the Company a royalty fee for the use of the Avis trade name (see Note 5).

    On March 19, 1999, and June 30, 1999, the Company purchased the common stock and franchise rights of Rent-A-Car Company, Incorporated, of Richmond Virginia ("Rent-A-Car, Inc.") and Motorent, Inc. of Nashville Tennessee ("Motorent") for approximately $10.1 million and $49.3 million, respectively. These acquisitions were financed through internally generated funds.

    On June 30, 1999, the Company completed the transaction contemplated by the Agreement and Plan of Merger and Reorganization dated as of May 22, 1999 (the "Merger Agreement"), with PHH Corporation, a Maryland corporation and wholly-owned subsidiary of Cendant, PHH Holdings Corporation ("PHH Holdings"), a Texas corporation and wholly-owned subsidiary of PHH Corporation, and Avis Fleet Leasing and Management Corporation, a Texas corporation and a wholly-owned subsidiary of the Company (the "Acquisition Subsidiary"). Pursuant to the Merger Agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired the fleet leasing and management and fuel card business of PHH corporation ("VMS") for approximately $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of $500 million of senior subordinated notes, and the issuance by the Acquisition Subsidiary of $362.0 million of preferred stock (see Notes 10, 14 and 15).

PRINCIPLES OF CONSOLIDATION

    All material intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES

    Generally accepted accounting principles require the use of estimates, which are subject to change, in the preparation of financial statements. Significant accounting estimates used include estimates for recoverability of the cost in excess of net assets acquired, the determination of public liability, property damage and other insurance liabilities, and the realization of deferred income tax assets. However, actual results may differ.

REVENUE RECOGNITION

VEHICLE RENTAL REVENUE:

    Revenue is recognized over the period the vehicle is rented.

VEHICLE LEASING REVENUE:

    The Company primarily leases vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for leases". Each lease is either classified as an open end or closed end operating lease or open end finance lease and are included in Vehicles, net-leasing and Finance lease receivables, respectively, on the accompanying Consolidated Statements of Financial Position. Vehicle lease terms generally range from 12 to 50 months. Amounts charged to the leases for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms.

OTHER FEE BASED REVENUE:

    Revenues from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred.

CASH AND CASH EQUIVALENTS

    The Company considers unrestricted deposits and short-term investments with an original maturity date of three months or less to be cash equivalents.

CASH HELD ON DEPOSIT WITH FINANCIAL INSTITUTION

    Cash held on deposit with financial institution represents lease payments collected from the Company's vehicle leasing customers by one of the Company's lenders in connection with the Company's VMS Domestic Asset Based Financing Structure (see Vehicle Leasing and Other Fee Based Debt in Note 10). Cash collected during the month by the lender, net of vehicle purchases, is settled with the Company in the early part of the following month.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESTRICTED CASH

    Restricted cash includes cash and short-term investments that are not readily available for normal Company disbursements. Certain amounts have been set aside as required under the Company's debt covenants and to satisfy insurance related and other commitments of the Company.

FINANCE LEASE RECEIVABLES

    Finance Lease Receivables are leases accounted for in accordance with SFAS No. 13, "ACCOUNTING FOR LEASES", which are classified as a direct financing lease, as defined.

    The Company records the cost of the leased vehicle as an "investment in finance leases". Vehicles are depreciated using the straight-line method over the expected lease term. Amounts charged to the lessees for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms.

VEHICLES, NET

    Rental vehicles are stated at cost, net of accumulated depreciation, incentives and allowances. In accordance with industry practice, when vehicles are sold, gains or losses are reflected as an adjustment to depreciation. Vehicles are generally depreciated at rates ranging from 10% to 25% per annum. Manufacturers provide the Company with incentives and allowances (such as rebates and volume discounts) which are amortized to income over the holding periods of the vehicles.

    Leasing vehicles include vehicles which are leased to customers under either open-end or closed-end operating leases:

    Open-end Operating Leases--Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value, which the Company has guaranteed. The Company guarantees 16% of the original cost of the unit for the first 24 months of the lease, and then 16% of the fair market value of the unit at inception of the month to month renewals thereafter.

    Closed-end Operating Leases--Under these leases, the minimum lease term is for 12 months or longer. However, 24 and 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. Resale of the vehicles upon termination is for the account of the Company.

    Open-end finance leases provide that the resale of the vehicles upon termination of the lease, are for the account of the lessee.

PROPERTY AND EQUIPMENT, NET

    Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Estimated useful lives range from five to ten years for furniture, fixtures and equipment, to thirty years for buildings. Leasehold improvements are amortized over the shorter of twenty years or the remaining life of the lease. Maintenance and repairs are expensed; renewals and improvements are capitalized. When depreciable

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in the Consolidated Statements of Operations.

COST IN EXCESS OF NET ASSETS ACQUIRED, NET

    Cost in excess of net assets acquired is amortized over a 40 year period and is shown net of accumulated amortization of $49.9 million and $19.7 million at December 31, 1999 and 1998, respectively.

IMPAIRMENT ACCOUNTING

    The Company reviews the recoverability of its long-lived assets, including cost in excess of net assets acquired, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax undiscounted cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded under the caption costs and expenses in the Consolidated Statements of Operations. It is reasonably possible that future events or circumstances could cause these estimates to change.

PUBLIC LIABILITY, PROPERTY DAMAGE AND OTHER INSURANCE LIABILITIES, NET

    Insurance liabilities on the accompanying consolidated statements of financial position include additional liability insurance, personal effects protection insurance, public liability and property damage ("PLPD") and personal accident insurance claims for which the Company is self-insured. The Company is self-insured up to $1 million per claim under its automobile liability insurance program for PLPD and additional liability insurance. Costs in excess of $1 million per claim are insured under various contracts with commercial insurance carriers. The liability for claims up to $1 million is estimated based on the Company's historical loss and loss adjustment expense experience, which is adjusted for current trends.

    The insurance liabilities include a provision for both claims reported to the Company as well as claims incurred but not yet reported to the Company. This method is an actuarially accepted loss reserve method. Adjustments to this estimate and differences between estimates and the amounts subsequently paid are reflected in the Consolidated Statements of Operations as they occur.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the year. The resultant translation adjustment is included as a component of accumulated other comprehensive loss within consolidated common stockholders' equity.

INCOME TAXES

    Effective September 30, 1997, the Company files a U.S. consolidated federal income tax return. The Company has adopted the calendar year as its fiscal year. The Company files separate income tax returns in states where a consolidated return is not permitted. The Company was included in the consolidated federal income tax return of Cendant through September 29, 1997. Pursuant to the regulations under the Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cendant was allocated to the Company on a separate return basis. In accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"), deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

PENSIONS

    Costs of the defined benefit plans are actuarially determined under the projected unit credit cost method and include amounts for current service and interest on projected benefit obligations and plan assets. The Company's policy is to fund at least the minimum contribution amount required by the Employee Retirement Income Security Act of 1974.

ADVERTISING

    Advertising costs are expensed as incurred. Advertising costs were $86.7 million, $77.7 million and $65.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative financial instruments are used to manage exposure to market risks associated with fluctuations in interest rates. Analyses are performed on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, derivative activities are not engaged for trading or speculative purposes. Exposure to credit-related losses exist in the event of non-performance by counterparties to certain derivative financial instruments. At December 31, 1999, the Company's identified derivative financial instruments (see Recent Accounting Pronouncements below) include interest rate swap agreements, interest rate cap and floor agreements, gasoline options and options imbedded in certain instruments (see Notes 10, 12 and 14).

    Interest on the Company's interest rate swap agreements, and interest rate cap and floor agreements are cash settled on a net basis for each agreement quarterly. The Company's swaption agreement is marked to market with adjustments to the swaption's fair value recorded in earnings. Gains or losses from the sale or exercise of gasoline options are recognized when the underlying option is sold.

ENVIRONMENTAL COSTS

    The Company's operations include the storage and dispensing of gasoline. The Company accrues losses associated with the remediation of accidental fuel discharges when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the presentation of the current year's consolidated financial statements.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

    A recent pronouncement of the Financial Accounting Standards Board which is not required to be adopted at this date, is SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. Avis Rent A Car has not completed its assessment of the effect on the Company's consolidated financial statements that will result from the adoption of SFAS 133.

NOTE 2--ACQUISITIONS

    On March 19, 1999, and June 30, 1999, the Company purchased the common stock and franchise rights of Rent-A-Car Company, Incorporated, of Richmond, Virginia ("Rent-A-Car, Inc.") and Motorent, Inc. of Nashville Tennessee ("Motorent") for approximately $10.1 million and $49.3 million, respectively. These acquisitions were financed through internally generated funds.

    On June 30, 1999, the Company completed the transaction contemplated by the Merger Agreement with PHH Corporation, PHH Holdings Corporation and the Acquisition Subsidiary. Pursuant to the Merger Agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired the fleet leasing and fuel card businesses of VMS for approximately $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion. The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the acquisition subsidiary of $362.0 million of preferred stock (see Notes 10,14 and 15).

    In connection with the VMS Acquisition, the Company received a perpetual, royalty-free license to use the VMS trademarks, including the "PHH" name and logo. PHH Corporation and PHH Holdings entered into a 5-year non-compete agreement with Avis Group Holdings, Inc. and the Acquisition Subsidiary. The Acquisition Subsidiary also received a limited license to use the Cendant name in Europe and the United States for a period of up to one year. In addition, the parties have entered into agreements under which Cendant agreed to provide the Company with computer services and with transitional services with respect to various administrative services, including payroll and benefits, which had previously been provided to VMS by Cendant. In addition, the Acquisition subsidiary has entered into an agreement under which it will provide Cendant with certain transitional administrative services which had previously been provided by VMS.

    The preliminary purchase cost allocation for the Company's acquisitions of Rent-A-Car Inc., Motorent and VMS, are subject to adjustment, when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values will differ from those set forth in the accompanying statement of financial position at December 31, 1999. However, the changes are not expected to have a material effect on the financial position of the Company.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 2--ACQUISITIONS (CONTINUED)
    The following is the preliminary purchase cost allocation of the acquisitions described above (in thousands):

Purchase cost...............................................  $1,917,949
                                                              ----------
Fair value of:
  Assets acquired...........................................   4,810,307
  Liabilities assumed.......................................  (4,271,804)
                                                              ----------
Net assets..................................................     538,503
                                                              ----------
Cost in excess of net assets acquired.......................  $1,379,446
                                                              ==========

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for approximately $1.9 billion (including the issuance of Series A and Series C Preferred Stock) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1998 (in thousands, except per share data):

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
Revenue..............................................  $4,144,670    $3,907,039
                                                       ==========    ==========
Income before provision for income taxes.............  $  141,402    $   65,596
                                                       ==========    ==========
Net income...........................................  $   73,171    $   26,916
Preferred stock dividends............................      18,220        18,220
                                                       ----------    ----------
Earnings applicable to common stockholders...........  $   54,951    $    8,696
                                                       ==========    ==========
Earnings per share:
Basic................................................  $     1.75    $      .25
                                                       ==========    ==========
Diluted..............................................  $     1.72    $      .25
                                                       ==========    ==========

    On May 1, 1998, the Company acquired the assets of the car rental business of Hayes Leasing Company, Inc., including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas for approximately $86 million in cash plus the refinancing of fleet-related indebtedness, which totaled approximately $136 million for a total purchase price of approximately $222 million. In addition, during the year ended December 31, 1998, the Company purchased the assets of several other Avis System franchises for approximately $15 million in cash. If these Acquisitions had occurred on January 1, 1999 or 1998, they would not have had a material impact on the Company's results of operations. The excess purchase price over the net assets acquired for these acquisitions was approximately $90 million.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 2--ACQUISITIONS (CONTINUED)
    The following is the purchase cost allocation for the acquisition of the car rental assets of Hayes Leasing Company, Inc. and other Avis System franchises during the year ended December 31, 1998 mentioned above (in thousands):

Purchase cost...............................................  $237,182
                                                              --------
Fair value of:
  Assets acquired...........................................   153,828
  Liabilities assumed.......................................    (7,319)
                                                              --------
Net assets..................................................   146,509
                                                              --------
Cost in excess of net assets acquired.......................  $ 90,673
                                                              ========

    In 1997, the Company purchased First Gray Line and the franchise rights of another Avis System franchisee. These acquisitions had an aggregate purchase cost of approximately $199 million. The excess purchase cost over net assets acquired was approximately $168 million.

    The following is the purchase cost allocation for these 1997 acquisitions mentioned above (in thousands):

Purchase cost...............................................  $199,381
                                                              --------
Fair value of:
  Assets acquired...........................................   351,517
  Liabilities assumed.......................................   320,269
                                                              --------
Net assets..................................................    31,248
                                                              --------
Cost in excess of net assets acquired.......................  $168,133
                                                              ========

    The acquisition of the franchise rights of the additional Avis System franchisee, if it had occurred on January 1, 1997, would not have had a material impact on the results of operations of the Company.

    The following unaudited pro-forma information presents the results of operations of the Company, which assumes that the following transactions had occurred on January 1, 1997 (i) the acquisition of the Company by Cendant and the establishment of a franchisor/franchisee relationship, (ii) the acquisition of First Gray Line and (iii) the repayment of debt with the net proceeds (after the purchase of First Gray Line) from the IPO (in thousands, except earnings per share amounts):

                                                                 1997
                                                              ----------
Revenue.....................................................  $2,175,897
                                                              ==========

Net income..................................................  $   39,432
                                                              ==========

Basic earnings per share....................................  $     1.28
                                                              ==========

Diluted earnings per share..................................  $     1.26
                                                              ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 2--ACQUISITIONS (CONTINUED)
    The above mentioned acquisitions have been accounted for by the purchase method. The financial statements include the operating results of acquisitions subsequent to their dates of acquisition.

NOTE 3--RESTRICTED CASH

    At December 31, 1999 and 1998, restricted cash includes an escrow amount of $90,000,000 as required under the Company's debt agreements, to provide additional credit enhancement on the Company's Medium Term Notes and Domestic Asset Backed Securities-Variable Fund Notes (see Note 10). Also included in restricted cash at December 31, 1999 is $116,244,000 related to the VMS Domestic and Foreign ABS Facilities and certain amounts which are set aside to satisfy claims under the Company's self-insurance programs and other obligations of the Company.

NOTE 4--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net at December 31, 1999 and 1998 consist of the following (in thousands):

                                                           1999        1998
                                                        ----------   --------
Vehicle leasing and other fee based...................  $  699,006
Due from General Motors...............................     196,497   $161,377
Vehicle rentals.......................................     109,084    104,032
Vehicle related.......................................      51,282     65,586
Value added and provincial taxes......................      28,427
Damage claims.........................................      13,715     14,710
Other.................................................      25,398     18,219
                                                        ----------   --------
                                                         1,123,409    363,924
Less allowance for doubtful accounts..................      (7,669)    (3,350)
                                                        ----------   --------
                                                        $1,115,740   $360,574
                                                        ==========   ========

    Vehicle related amounts include receivables for vehicles sold under guaranteed repurchase contracts ("Repurchase Programs") and amounts due for incentives and allowances. Incentives and allowances are based on all of the following: the volume of vehicles to be purchased for a model year, the manufacturers' willingness to encourage the Company to retain vehicles rather than return the vehicles back to the manufacturer and the purchase of particular models not subject to repurchase under "buyback" arrangements. Incentives and allowances are amortized to income over the average holding period of the vehicles (see Notes 7 and 24).

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 5--DUE TO AFFILIATES, NET

    Due to affiliates, net at December 31, 1999 and 1998 consist of amounts due Cendant or its consolidated subsidiaries of $59.4 million and $22.3 million, respectively, for services. Non-interest bearing advances represent intercompany transactions relating primarily to royalty fees, reservation processing and data processing.

    Expense items of the Company include the following items from Cendant and affiliates of Cendant for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                  1999       1998       1997
                                                --------   --------   --------
Royalty fee...................................  $100,031   $ 91,904   $ 81,846
Reservations..................................    58,063     49,872     43,240
Data processing and other.....................    43,700     35,844     41,896
Rent..........................................     4,639      4,648      4,927
                                                --------   --------   --------
                                                $206,433   $182,268   $171,909
                                                ========   ========   ========

    These charges seek to reimburse the affiliated company for the actual costs incurred. They are determined in accordance with various intercompany agreements and include certain allocations which are based upon such factors as square footage, employee salaries, computer usage time, etc. Effective January 1, 1997, Cendant charged the Company a royalty fee of 4.0% of revenue for the use of the Avis trade name. The royalty fee of 4.0% consists of a base royalty of 3.0% of the vehicle rental segment's gross revenue and a supplemental royalty of 1.0% of the vehicle rental segment's gross revenue payable quarterly in arrears, which will increase periodically to a maximum of 1.5% in 2003. The supplemental royalty or a portion thereof may be deferred if the Company does not meet certain financial targets.

    In addition, for the years ended December 31, 1999 and 1998, the Company was charged by Cendant approximately $4.1 million and $3.8 million for certain software developed for internal use, which has been capitalized on the accompanying Consolidated Statements of Financial Position. Under the Computer Services Agreement with Cendant, dated July 30, 1997, software developed for the Company's internal use is charged to the Company at Cendant's cost.

NOTE 6--FINANCE LEASE RECEIVABLES

    Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for either the account of the lessor (PHH Europe) or the lessee (both PHH North America and PHH Europe). The net investment in leases and leased vehicles at December 31, 1999 consisted of the following (in thousands):


Future minimum lease payments receivable....................  $561,157
Estimated unguaranteed residual value.......................   392,191
Less unearned income........................................   (82,314)
                                                              --------
                                                              $871,034
                                                              ========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 6--FINANCE LEASE RECEIVABLES (CONTINUED)
    At December 31, 1999, future minimum lease payments on the Company's direct financing leases are as follows (in thousands):


2000........................................................    $243,645
2001........................................................     175,791
2002........................................................      94,459
2003........................................................      33,088
2004........................................................       7,841
Thereafter..................................................       6,333
                                                                --------
                                                                $561,157
                                                                ========

NOTE 7--VEHICLES, NET

    Vehicles at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                    1999
                                                           -----------------------      1998
                                                            VEHICLE      VEHICLE      VEHICLE
                                                             RENTAL      LEASING       RENTAL
                                                           ----------   ----------   ----------
Rental vehicles..........................................  $3,683,864                $3,443,385
Vehicles under open-end operating leases.................               $3,337,191
Vehicles under closed-end operating leases...............                  230,693
Buses and support vehicles...............................      81,150                    67,786
Vehicles held for sale...................................      19,757       40,400       21,871
                                                           ----------   ----------   ----------
                                                            3,784,771    3,608,284    3,533,042
Less accumulated depreciation............................    (417,409)    (474,275)    (368,226)
                                                           ----------   ----------   ----------
                                                           $3,367,362   $3,134,009   $3,164,816
                                                           ==========   ==========   ==========

    Depreciation expense recorded for rental vehicles was $644.6 million, $576.2 million and $460.6 million for the years ended December 31, 1999, 1998, and 1997, respectively. Depreciation expense recorded for leasing vehicles for the period June 30, 1999 (date of acquisition) through December 31, 1999 was $507.7 million. Rental vehicle depreciation expense for rental vehicles is stated net of amortization of certain incentives and allowances from various vehicle manufacturers of approximately $120 million, $119 million and $121 million for the years ended December 31, 1999, 1998 and 1997, respectively. Rental vehicle depreciation expense also reflects a net gain (loss) on the disposal of vehicles of $(5.4) million, $(6.8) million and $7.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 7--VEHICLES, NET (CONTINUED)
    At December 31, 1999, future minimum lease payments to be received on the Company's open-end and closed-end operating leases are as follows (in thousands):

YEARS
2000........................................................  $1,122,002
2001........................................................     921,121
2002........................................................     619,250
2003........................................................     290,897
2004........................................................      96,987
Thereafter..................................................      92,673
                                                              ----------
Total.......................................................  $3,142,930
                                                              ==========

    Other fleet leasing vehicles with net carrying amounts of $233.6 million at December 31, 1999, are included in special purpose entities which are not owned by the Company. These entities do not require consolidation as they are not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling approximately $110.9 million at December 31, 1999, are owned by special purpose entities, which are owned by the Company. However, such assets and related liabilities have been netted in the Consolidated Statements of Financial Position since there is a two-party agreement with determinable accounts, a legal right to offset exists and the Company exercises its right of offset in settlement with client corporations received from vehicle manufacturers are partially recognized at the time of acquisition of the leased vehicle, a portion is deferred and recognized on a straight line basis over the lease term of the vehicle, and a portion is deferred and recognized at the time the vehicle is disposed of.

VEHICLE SALE--LEASEBACK TRANSACTIONS

    During 1999, the Company entered into a sale-leaseback transaction with an independent third party ("Counterparty") in Canada. In addition, the Company is party to similar arrangements with the Counterparty resulting from transactions incurred prior to 1999. Under this arrangement, the Company sells its net investment in operating leases and leased vehicles to the Counterparty. Then, it repurchases the leased vehicles (the Counterparty retains the lease rights). Subsequently, the Company leases the vehicles under a direct financing lease to the Counterparty. The Counterparty prepays all lease payments except for an agreed-upon residual amount. These residual amounts are typically 3% to 4.5% of the total lease exposure from these transactions. The total amount of net investment in operating leases and leased vehicles sold under this agreement was $48.1 million. At December 31, 1999, the total outstanding prepaid rent and residual amounts outstanding under such agreements was $286.7 million and $16.1 million respectively. The total revenues recognized under these agreements was $60.6 million for 1999.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 8--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net at December 31, 1999 and 1998 consist of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Land....................................................  $ 28,270   $ 23,726
Buildings...............................................     8,191      8,655
Leasehold improvements..................................   119,702     87,830
Furniture, fixtures and equipment.......................    52,823     16,869
Construction-in-progress................................    32,975     32,236
                                                          --------   --------
                                                           241,961    169,316
Less accumulated depreciation and amortization..........   (44,134)   (24,271)
                                                          --------   --------
                                                          $197,827   $145,045
                                                          ========   ========

    In December 1999, VMS in the U.K. entered into a sale and lease back for an office building. The selling price of the office building was approximately $32.2 million. The period of the lease is 16 years. The gain on the sale of the office building of $16.4 million has been reflected in the Consolidated Statement of Financial Position at December 31, 1999, as a reduction of cost in excess of net assets acquired, net.

NOTE 9--ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1999 and 1998 consist of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Payroll and related costs...............................  $106,209   $103,043
Taxes, other than income taxes..........................    15,664      9,349
Rents and property related..............................    36,270     22,241
Interest................................................    28,866      6,140
Sales and marketing.....................................    54,749     43,704
Vehicle related.........................................    29,355     27,102
Other...................................................    98,340    114,625
                                                          --------   --------
                                                          $369,453   $326,204
                                                          ========   ========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 10--FINANCING AND DEBT

    Debt outstanding at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                 1999         1998
                                                              ----------   ----------
VEHICLE RENTAL
Commercial Paper Notes......................................  $1,026,261   $  678,377
Short-term notes-foreign....................................     111,259       74,881
Series 1997-1A asset backed Medium Term Notes due May
  through October 2000 at 6.22%.............................     800,000      800,000
Series 1997-1B asset backed Medium Term Notes due May
  through October 2002 at 6.40%.............................     850,000      850,000
Series 1998-1 asset backed Medium Term Notes due December
  2004 through May 2005 at 6.14%............................     600,000      600,000
Revolving credit facility due June 2005.....................      62,000
Other.......................................................       5,902       11,454
                                                              ----------   ----------
  TOTAL VEHICLE RENTAL DEBT.................................   3,455,422    3,014,712
                                                              ----------   ----------
VEHICLE LEASING AND OTHER FEE BASED
Commercial Paper Notes......................................   1,521,498
Canadian short term borrowings..............................      44,563
Series 1999-2 floating rate asset-backed notes, Class A-1...     550,000
Series 1999-2 floating rate asset-backed notes, Class A-2...     450,000
Foreign Asset Backed Securities--UK Advances................     850,443
Self-fund notes.............................................      30,397
Wright Express Certificates of Deposit......................      67,482
                                                              ----------
  TOTAL VEHICLE LEASING AND OTHER FEE BASED DEBT............   3,514,383
                                                              ----------
ACQUISITION FINANCING
Term A Loan Notes due June 2005.............................     250,000
Term B Loan Notes due June 2006.............................     375,000
Term C Loan Notes due June 2007.............................     375,000
Senior Subordinated Notes due May 2009 at 11.00%............     500,000
                                                              ----------
  TOTAL ACQUISITION FINANCING...............................   1,500,000
                                                              ----------   ----------
  TOTAL DEBT................................................  $8,469,805   $3,014,712
                                                              ==========   ==========

VEHICLE RENTAL DEBT

    On July 31, 1997, the Company, through its wholly-owned subsidiary Avis Rent A Car System, Inc. ("ARACS"), entered into a domestic integrated fleet financing program that provided for financing for vehicles covered by Repurchase Programs, (the "Avis ABS Facility"). As of December 31, 1999, the availability of the domestic integrated fleet under this program is $3.75 billion. The domestic integrated fleet financing program provides for the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Commercial Paper Notes") and $2.25 billion of asset backed medium term notes (the "Medium Term Notes"). The Commercial Paper Notes and the Medium Term Notes are backed by a first priority security interest in the domestic rental fleet. Additional credit enhancement was provided for the Medium Term Notes by establishing an escrow account of $90 million, which is included in "Restricted

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 10--FINANCING AND DEBT (CONTINUED)
Cash" (see Note 3) on the accompanying Consolidated Statements of Financial Position at December 31, 1999 and 1998, respectively. The weighted average interest rates on the Commercial Paper Notes were 5.3% and 5.5% for the years ended December 31, 1999 and 1998. Average borrowings in the Commercial Paper Notes during the years ended December 31, 1999 and 1998 was $1,079.3 million and $809.7 million, respectively.

    On June 30, 1999, the Company entered into a $1.35 billion secured credit facility (the "Credit Facility") which is guaranteed by certain of it's subsidiaries. This facility replaced a similar facility that ARAC had entered into on July 31, 1997. The Credit Facility consists of (i) $1 billion of Term Loans (see Acquisition Financing below), (ii) a revolving credit facility of up to $350 million which is available on a revolving basis until June 30, 2005 in order to finance the working capital needs of the Company in the ordinary course of business (with up to $75 million of such amount available for the issuance of standby letters of credit to support workers' compensation and other insurance and bonding requirements of ARACS, the Company and its subsidiaries in the ordinary course of business, and a 364 day standby letter of credit facility of up to $225 million available to fund (a) any shortfall in certain payments owing to AESOP Leasing, a subsidiary of ARACS pursuant to fleet agreements and (b) maturing Commercial Paper Notes if such Commercial Paper Notes cannot be repaid through the issuance of additional Commercial Paper Notes or draws under the liquidity facility supporting the Commercial Paper Notes). At December 31, 1999 and 1998, the Company had issued letters of credit of $29.2 million and $31.9 million under the revolving credit facility and $150 million and $150 million under the $225 million standby letter of credit facility, respectively. Under the terms of the Revolving Credit Facility, the Company had outstanding $62 million as of December 31, 1999 at a variable interest rate with terms identical to the Term A Loan Notes (see Acquisition Financing below).

    The Credit Facility is secured by the tangible and intangible assets of the Company (including, without limitation, its intellectual property, its rights under the Master License Agreement and related agreements, real property and all of the capital stock or equivalent equity ownership interests of the Company and each of its direct and indirect domestic subsidiaries and 65% of the Company first-tier foreign subsidiaries), except for those assets which are subject to a negative pledge or as to which the agents for the Credit Facility shall determine in their sole discretion that the costs of obtaining such a security interest are excessive in relation to the value of the security to be afforded thereby.

    The weighted-average interest rates of the short-term notes-foreign as of December 31, 1999 and 1998 were 5.8% and 6.0%, respectively.

VEHICLE LEASING AND OTHER FEE BASED DEBT

    In connection with the VMS Acquisition (see Note 2), Avis Group Holdings, Inc. refinanced the VMS existing fleet debt with the proceeds of $2,735,507 domestic and $720,000 foreign asset-backed securities issued pursuant to an offering of asset-backed securities (the "Interim VMS ABS Offering"), under certain fleet financing facilities and together with the Avis ABS Facility. The domestic securities comprising the Interim VMS ABS Offering are issued by a bankruptcy remote special purpose entity (the "Domestic ABS Issuer") and placed initially with a single multi-seller commercial paper conduit, and thereafter may be syndicated to one or more other bank sponsored conduits (collectively the "CP Conduits"). The CP Conduits will acquire Domestic Variable Funding Notes ("VFNs"), Domestic Preferred Membership Interests and U.K. Advances using the proceeds of commercial paper issuances. In addition, from time to

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 10--FINANCING AND DEBT (CONTINUED)
time, the Domestic ABS Issuer may issue medium-term notes secured by the Domestic ABS Assets, using the proceeds of any such offerings to reduce the amount of Domestic VFNs then outstanding.

    On October 28, 1999, $1 billion of 7 and 12 year Medium Term Notes ("MTN's") were issued to replace a like amount of Domestic VFN's. This facility consists of two classes of floating rate asset-backed notes; Class A-1 notes, which total $550 million and Class A-2 notes, which total $450 million. Both classes of notes have an interest rate, which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and LIBOR plus 35 basis points for the Class A-2 notes. The Class A-1 notes have an average expected life of 2 years and commence amortizing in March 2001 and have a final stated maturity of October 2006. The Class A-2 notes have an average expected life of 3 years and commence amortizing when the Class A-1 notes are repaid in full. The Class A-2 notes have a final stated maturity of October 2011. Both classes of notes are rated AAA by Standard and Poors and Aaa by Moody's. In addition to the floating rate asset-backed notes, the Company may issue up to $1.75 billion Variable Funding Investor Notes to a group of multi seller commercial paper conduits. The Domestic VFN agreement expires in June 2000 and is renewable annually. The blended interest rate in effect (including program fees from 32 to 35 basis points) at December 31, 1999 for the domestic asset-backed securities is 6.71%. The Company has also issued two series of Senior Preferred Membership Interests (see Note 11), which total $99.3 million at a rate (including program fees of 70 basis points) of 6.97 % at December 31, 1999.

    VMS-U.K. currently has a $856 million asset-backed facility (the "U.K. ABS Facility"), which is supported by the leased vehicles and fuel card receivables of the various VMS-U.K entities. VMS-U.K. is funded through a group of multi-seller commercial paper conduits. The interest rate is variable and is based on commercial paper notes plus a weighted average margin of approximately 45 basis points. As of December 31, 1999, there was approximately $850 million outstanding at a blended rate of 6.66%. This facility expires in December 2000 and is renewable annually.

SELF-FUND NOTES

    Self-fund notes represent loans made by customers to purchase leased vehicles. Repayment of these notes is matched to payments on the underlying lease including the disposal of the vehicles at maturity. Interest can be fixed or floating, depending on the underlying leases. The average interest rate at December 31, 1999 was 5.1%. The loans are repayable at expiration of the various lease terms. At December 31, 1999 self-funded notes expire between 2003 and 2013.

WRIGHT EXPRESS CERTIFICATES OF DEPOSIT

    At December 31, 1999, scheduled maturities of certificates of deposit of $67.5 million are all less than one year. The interest rates range from 5.2% to 6.25%.

ACQUISITION FINANCING

    In connection with the VMS Acquisition (see Notes 1 and 2 ), the Company entered into $1 billion of term loans, consisting of $250 million ("Term A Loan"), $375 million ("Term B Loan") and $375 million

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 10--FINANCING AND DEBT (CONTINUED)
("Term C Loan"), under the credit facility described previously. These amounts are outstanding as of December 31, 1999 and accrue interest as follows:

    Term Loans A, B, C and Revolving Loans bear interest at either Chase Manhattan Bank's ("Chase") alternate base rate ("ABR") or the Eurodollar rate (at the Company's option) plus the applicable margin. As of December 31, 1999, the applicable margin and interest rate for each type of loan is as follows:

                                                 WEIGHTED AVERAGE   DECEMBER 31, 1999
                                     ABR LOANS   EURODOLLAR LOANS     INTEREST RATE
                                     ---------   ----------------   -----------------
Revolving Loans....................    1.75%          2.75%               8.20%
Term A Loan........................    1.75%          2.75%               8.41%
Term B Loan........................    2.25%          3.25%               8.92%
Term C Loan........................    2.50%          3.50%               9.16%

    The agreements with the Company's lenders include a number of significant covenants that, among other things, restrict its ability to dispose of non-fleet assets, incur additional indebtedness, create liens, prohibit the payment of dividends, enter into certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict corporate activities. Certain of these agreements also require the Company to maintain specified financial ratios. As of December 31, 1999, the Company was in compliance with all such covenants related to these agreements.

    In addition, the Company issued $500 million of Senior Subordinated Notes due May 1, 2009 with an interest rate of 11% (the "Senior Subordinated Notes"). The Senior Subordinated Notes are subordinated in the right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed on a senior subordinated basis by ARACS and other domestic subsidiaries of the Company that guarantees the Senior Credit Facility (as defined). Interest is payable semi-annually commencing November 1, 1999.

    Mandatory maturities of long-term obligations, including current maturities, for each of the next five years ending December 31, and thereafter, are as follows (in thousands):

2000........................................................  $ 828,104
2001........................................................    387,795
2002........................................................  1,189,964
2003........................................................    251,644
2004........................................................    359,631
Thereafter..................................................  1,831,164

OTHER CREDIT FACILITIES

    At December 31, 1999, in addition to the credit facilities previously described, the Company had credit facilities available to support various international and other operations. At December 31, 1999, the total available under these facilities was $625.8 million of which $393.0 million was unused and available. Amounts unused under these facilities require an annual fee of 0.2% to 0.4% of the unused portion. In addition, the Company had available letters of credit/overdraft agreements in place, renewable annually at the Company's option and the bank's discretion. At December 31, 1999, the Company had $45.1 million

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 10--FINANCING AND DEBT (CONTINUED)
available, against which there are outstanding Letters of Credit totaling $27.6 million. The collateral for certain of these agreements consists of a pledge of certain cash balances, in the amount of $25 million, which are included in "Restricted Cash" on the accompanying Consolidated Statements of Financial position.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has derivative financial instruments at December 31, 1999 that are sensitive to fluctuations in interest rates and gasoline prices. The following derivative instruments agreements have been entered into by the
Company:

    To reduce the risk from interest rate fluctuations under its asset based debt agreements, the Company has entered into domestic and foreign interest rate cap and interest rate floor agreements with durations of 10 and 5 years, respectively. The interest rate cap and interest rate floor agreements have notional values of $672.8 million and $436.2 million and $591.7 million and $591.7 million, respectively. The agreements established the domestic and foreign interest rate ceiling and floor on the asset-backed vehicle financing of 6.13% and 5.0% and 6.3% and 5.5%, respectively.

    The Company was party to twenty five and four interest rate swap agreements at December 31, 1999 and 1998, respectively, to reduce the impact of changes in interest rates on certain outstanding debt obligations. These agreements effectively change the Company's interest rate exposure on $842.2 million and $288.6 million of its outstanding debt from a weighted average variable interest rate to an average fixed rate of 5.3% and 4.8% at December 31, 1999 and 1998, respectively. The variable interest rates for certain of these interest rate swap agreements are either reset quarterly or monthly based upon various indices, including 30 day commercial paper, 3 month LIBOR and 3 month Canadian Bankers Acceptances. Interest is cash settled on a net basis for each agreement quarterly. The interest rate swap agreements will terminate between May 2000 and May 2005. Under certain of the swap agreements terminating in August 2003, the counter-party has the right to terminate one of the agreements in August 2000 and one agreement in August 2001. Under a Swap Agreement terminating in May 2005, the counterparty has the right to terminate the agreement in June 2001. The differential to be paid or received is recognized ratably as interest rates change over the life of the agreements as an adjustment to interest expense.

    The net interest differential (credited) charged to interest expense for the periods ended December 31, 1999, 1998 and 1997 was ($773,000), $53,000, and
$909,000, respectively. The Company is exposed to credit risk in the event of non-performance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with institutions with high credit ratings. Therefore, the Company does not anticipate that non-performance by counterparties will occur. Notwithstanding this, the Company monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports.

    Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any.

    Depending on market fundamentals of the price of gasoline and other conditions, the Company may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by the Company effectively establish a minimum sales transaction fee for the volume of gasoline purchased on the Company's programs. An increase in the value of the options is highly correlated to a decrease in the

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 10--FINANCING AND DEBT (CONTINUED)
average price of gasoline purchased by the Company's cardholders. Put options permit the Company to participate in price increases above the option price. The cost of an option is amortized in the month the options expire. Gains and losses from the sale or exercise of options are recognized when the underlying option is sold. At December 31, 1999, the total contract amount of such options was
31.1 million gallons of gasoline and the unamortized cost of these options was $313 thousand and is included in other assets in the accompanying Consolidated Statements of Financial position.

NOTE 11--MINORITY INTEREST (PREFERRED MEMBERSHIP INTEREST)

    In connection with the issuance of the Vehicle Leasing ABS Facility (see
Note 10), the Company has issued two Series 1999-2 Senior Preferred Membership Interests ("PMI's") of which $99.3 million are outstanding at a distribution rate of 6.97% at December 31, 1999. The PMI's represent an equity interest in one of the Company's domestic vehicle leasing subsidiaries and accordingly, are reported as minority interest (preferred membership interest), on the accompanying Consolidated Statements of Financial Position at December 31, 1999. The holders of the Preferred Membership Interest are entitled to receive dividends based upon the funding costs of the multi-seller commercial paper conduits, plus a program fee of 0.70% per annum. The dividend periods correspond to the same interest periods as the 1999-2 floating rate asset-backed notes. For the year ended December 31, 1999, the Company accrued approximately $5.9 million of distributions, which are reflected in the accompanying Consolidated Statements of Operations as minority interest.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The net interest receivable and the estimated fair value of the Company's interest rate swaps, caps and floors, swaption agreement and gasoline put options represent assets of approximately $763 thousand and $15.2 million, respectively, at December 31, 1999. At December 31, 1998, the net interest receivable and estimated fair value of the Company's interest rate swap agreements represent assets of approximately $268 thousand and $885 thousand, respectively.

    For instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of floating-rate debt approximates carrying value because these instruments re-price frequently at current market prices. At December 31, 1999 and 1998, the fair value of the Medium Term Notes, Asset Backed Securities and Senior Subordinated Notes is (less than), exceeds the carrying value by approximately $(27.7) million and $44.5 million, respectively.

    At December 31, 1999 the Company had $371 million of preferred stock which approximates fair value. The Company believes that it is not practicable to estimate the current fair value of the amounts due to affiliates, net, because of the related party nature of the instruments.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 13--INCOME TAXES

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consist of the following (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Current:
  Federal........................................             $   800
  State..........................................  $ 2,010        980    $ 1,013
  Foreign........................................   14,295      8,470     12,676
                                                   -------    -------    -------
                                                    16,305     10,250     13,689
                                                   -------    -------    -------
Deferred:
  Federal........................................   42,095     33,200     12,463
  State..........................................    3,596      3,520        410
  Foreign........................................   11,336      1,737     (3,712)
                                                   -------    -------    -------
                                                    57,027     38,457      9,161
                                                   -------    -------    -------
Provision for income taxes.......................  $73,332    $48,707    $22,850
                                                   =======    =======    =======

    The effective income tax rates for the years ended December 31, 1999, 1998 and 1997 vary from the statutory U.S. federal income tax rate due to the following (dollar amounts in thousands):

                                                        1999                  1998                  1997
                                                 -------------------   -------------------   -------------------
Statutory U.S. federal income tax provision/tax
  rate.........................................  $58,071      35.0%    $39,280      35.0%    $17,613      35.0%
Tax effect of foreign operations and
  dividends....................................    2,628       1.6       2,677       2.4       1,436       2.9
Amortization of cost in excess of net assets
  acquired and other intangibles...............    8,190       4.9       3,351       3.0       2,369       4.7
State income taxes, net of federal tax
  benefit......................................    3,644       2.2       2,925       2.6         924       1.8
Other non-deductible business expenses.........      799       0.5         474       0.4         508       1.0
                                                 -------      ----     -------      ----     -------      ----
Effective income tax provision/tax rate........  $73,332      44.2%    $48,707      43.4%    $22,850      45.4%
                                                 =======      ====     =======      ====     =======      ====

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 13--INCOME TAXES (CONTINUED)
    In accordance with SFAS 109, the net deferred income tax (liabilities) assets at December 31, 1999 and 1998, include the following (in thousands):

                                                                1999        1998
                                                              ---------   ---------
GROSS DEFERRED INCOME TAX ASSETS:
Accrued liabilities.........................................  $ 241,631   $ 230,575
Net operating loss carryforwards............................    138,392     118,437
Alternative minimum income tax credit carryforwards.........      4,199       3,825
                                                              ---------   ---------
                                                                384,222     352,837
                                                              ---------   ---------
GROSS DEFERRED INCOME TAX LIABILITIES:
Tax depreciation in excess of book depreciation.............   (546,938)   (247,090)
Prepaids and other..........................................    (18,540)    (16,592)
                                                              ---------   ---------
                                                               (565,478)   (263,682)
                                                              ---------   ---------
Net deferred income tax (liabilities) assets................  $(181,256)  $  89,155
                                                              =========   =========

    In connection with the adoption of SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"), the Company has included in net deferred income tax (liabilities) assets and common stockholders' equity, an increase of $4.6 million, $3.1 million, and $3.8 million related to the income tax effects of the Foreign Currency Translation Adjustment and Minimum Pension Liability for the years ended December 31, 1999, 1998, and 1997, respectively.

    The Company has alternative minimum tax net operating loss carryforwards of $211.9 million. The federal net operating loss carryforward is $370.9 million which expires as follows: 2000, $11.6 million; 2001, $7.1 million; 2004, $93.1 million; 2007, $67.7 million; 2008, $41.1 million; 2009, $18.3 million; 2010,
$1.1 million; 2017, $83.7 million; 2018, $1 million and 2019, $46.2 million.

    Deferred income taxes were not provided on accumulated earnings of foreign subsidiaries of $99,164,000 at December 31, 1999 because such accumulated undistributed earnings are considered to be permanently reinvested. If these amounts were not considered permanently reinvested, additional deferred income taxes of approximately $45,133,000 would have been provided at December 31, 1999.

NOTE 14--PREFERRED STOCK (IN THOUSANDS)

                                                        SERIES A    SERIES B    SERIES C
                                                        PREFERRED   PREFERRED   PREFERRED
                                                          STOCK       STOCK       STOCK      TOTAL
                                                        ---------   ---------   ---------   --------
Issuance of Preferred Stock Series A and Series C on
  June 30, 1999 in connection with the acquisition of
  VMS (see Notes 1&2).................................  $360,000                 $2,000     $362,000
Preferred Stock Dividends accrued.....................               $9,000                    9,000
                                                        --------     ------      ------     --------
Balance December 31, 1999.............................  $360,000     $9,000      $2,000     $371,000
                                                        ========     ======      ======     ========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 14--PREFERRED STOCK (IN THOUSANDS) (CONTINUED)
SERIES A PREFERRED STOCK

    In connection with the VMS Acquisition (see Notes 1 and 2), a total of 7,200,000 shares of Series A Preferred Stock of the Acquisition Subsidiary have been issued and were outstanding at December 31, 1999. Holders of Series A Preferred Stock are not entitled to preemptive rights. The Series A Preferred Stock has an aggregate liquidation preference of $360 million or $50 per share (the "Series A Liquidation Preference"). Each share of Series A Preferred accrues dividends at a rate per annum of 5% of the Series A Liquidation Preference, payable in cash semi-annually in arrears. Until June 30, 2004, dividends may be paid at the discretion of the Acquisition Subsidiary in shares of Series B Cumulative PIK Preferred Stock (see Series B Preferred Stock below). In addition, if the Company is unable to obtain the consent of its Shareholders to amend its charter by June 30, 2000 to issue Class B Common Stock of the Company and Class A Common Stock of the Company issuable in exchange for the Class B Common Stock of the Company, the dividend rate on the Series A Preferred will increase to 12%, with retroactive effect to the date of issuance. The Series A Preferred is also entitled to special annual dividends at a rate of 2% of the Series A Liquidation Preference per annum, payable in cash annually on March 15(th), in the event that the Acquisition Subsidiary achieves targeted consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") levels. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series A Preferred, holders of shares of Series A Preferred will receive the Series A Liquidation Preference of such shares plus accrued and unpaid dividends.

    The Series A Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, June 30, 2004, and must be redeemed in whole upon the eleventh anniversary of the date of issuance for an amount per share equal to the Series A Liquidation Preference plus accrued and unpaid dividends. In addition, holders of the Series A Preferred may cause the Acquisition Subsidiary to redeem their shares for cash, upon the bankruptcy or insolvency of the Company or a change of control with respect to the Company or the Acquisition Subsidiary.

    The holders of the Series A Preferred may convert shares of Series A Preferred into shares of Class B Common Stock of the Company once specified levels of 12-month consolidated EBITDA of the Acquisition Subsidiary have been reached and the average closing price of Class A Common Stock of the Company for a specified period shall have exceeded a performance conversion price. Such conversion shall be at a rate (the "Performance Conversion Rate") obtained by dividing the per share Series A Liquidation Preference by $50 (as adjusted for antidilution protection, the "Performance Conversion Price").

    On or after the fifth anniversary of the closing date of the VMS Acquisition, June 30, 1999, if the share price of the Class A Common Stock of the Company has exceeded an amount equal to 110% of the Performance Conversion Price for 20 trading days within a period of 30 consecutive trading days ending within five trading days of notice of conversion given by the Acquisition Subsidiary, then the Acquisition Subsidiary has the right to convert all of the shares of the Series A Preferred into Class B Common Stock of the Company at the Performance Conversion Rate. Upon the bankruptcy or insolvency of the Acquisition Subsidiary or any of its subsidiaries that constitute a Significant Subsidiary of the Company, as defined in Rule 1-02(w) of Regulation S-X (a "Significant Subsidiary"), the Series A Preferred automatically converts into Class B Common Stock of the Company at a rate equal to the quotient obtained by dividing: (1) the per share Series A Liquidation Preference by (2) the average trading price per share of Class A Common Stock of the Company for the 30 trading days immediately preceding the date of the holder's conversion notice or the date on which the bankruptcy case commences, as applicable (the "Series

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 14--PREFERRED STOCK (IN THOUSANDS) (CONTINUED)
A Market Conversion Rate"). The Series A Market Conversion Rate is subject to adjustment for antidilution protection.

    Additionally, holders of Series A Preferred may convert their Series A Preferred into Class B Common Stock of the Company at the Series A Market Conversion Rate if the Acquisition Subsidiary: (1) fails to make a redemption payment on the Series A Preferred or the Series B Preferred, (2) fails to pay dividends when due on either the Series A Preferred or the Series B Preferred,
(3) takes actions requiring consents of its holders of the Series A Preferred or the Series B Preferred without obtaining such consents or (4) issues additional shares of the Series A Preferred or Series B Preferred, or reissues shares of either, in violation of their terms.

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

SERIES B PREFERRED STOCK

    Series B Cumulative PIK Preferred Stock (the "Series B Preferred") will be issued as dividends to the Series A Preferred holders by the Acquisition Subsidiary. Holders of the Series B Preferred are not entitled to preemptive rights. The Series B Preferred has a liquidation preference of $50 per share (the "Series B Liquidation Preference"). Each share of Series B Preferred accrues dividends at a rate per annum of 5% of the Series B Liquidation Preference, payable in cash semi-annually in arrears. In addition, if the Company is unable to obtain the consent of its shareholders to amend its charter by June 30, 2000 to issue Class B Common Stock of the Company and Class A Common Stock of the Company issuable in exchange for the Class B Common Stock of the Company, the dividend rate on the Series B Preferred will increase to 12%, with retroactive effect to the date of issuance. Until the fifth anniversary of the date of issuance of the Series B Preferred, dividends may, at the discretion of the Acquisition Subsidiary be paid in kind; thereafter, dividends must be paid in cash. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series B Preferred, holders of shares of Series B Preferred will receive the Series B Liquidation Preference of such shares plus accrued and unpaid dividends.

    The Series B Preferred has the same ranking as the Series A Preferred. The Series B Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, January 30, 2005, and must be redeemed in whole upon the eleventh anniversary of the date of issuance for an amount per share equal to the Series B Liquidation Preference plus accrued and unpaid dividends.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 14--PREFERRED STOCK (IN THOUSANDS) (CONTINUED)
    Additionally, holders of Series B Preferred may convert their Series B Preferred into Class B Common Stock of the Company at the Series B Market Conversion Rate (defined below) if the Acquisition Subsidiary: (1) fails to make a redemption payment on the Series A Preferred or the Series B Preferred, (2) fails to pay dividends when due on either the Series A Preferred or the Series B Preferred, (3) takes actions requiring the consents of the holders of the Series A Preferred or the Series B Preferred without obtaining such consents or (4) issues additional shares of the Series A Preferred or Series B Preferred, or reissues shares of either, in violation of their terms. The Series B Preferred also automatically converts into Class B Common Stock of the Company at the Series B Market Conversion Rate upon the bankruptcy or insolvency of the Acquisition Subsidiary or any of its Significant Subsidiaries.

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

SERIES C PREFERRED STOCK

    A total of 40,000 shares of Series C Preferred of the Acquisition Subsidiary were outstanding at December 31, 1999, in connection with the VMS Acquisition (see Notes 1 and 2). Holders of the Series C Preferred are not entitled to preemptive rights. The Series C Preferred has an aggregate liquidation preference of $2,000,000 or $50 per share (the "Series C Liquidation Preference"). Each share of Series C Preferred accrues dividends at 11% per annum, payable in cash semi-annually in arrears. An escrow account in the amount of $1,000,000, which is included in "Restricted Cash", has been established to cover future dividend payments. Upon liquidation, and after payment of amounts, if any, owed to all classes of capital stock ranked senior to the Series C Preferred, holders of shares of Series C Preferred will receive the Series C Liquidation Preference of such shares plus accrued and unpaid dividends. The Series C Preferred ranks senior to the Series A Preferred, the Series B Preferred and the Class A Common Stock in right of payment of dividends. The Series C Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after June 30, 2004, the fifth anniversary of the date of issuance, and must be redeemed in whole upon June 30, 2006, the seventh anniversary of the date of issuance, in each case for an amount per share equal to the Series C Liquidation Preference plus accrued and unpaid dividends.

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

PREFERRED STOCK OF THE COMPANY

    In addition, the Company has authorized the issuance of 20 million shares of Preferred Stock, par value $.01 of which none has been issued at December 31, 1999 and 1998.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 15--CLASS B COMMON STOCK

    In the event that the Company obtains the consent of its shareholders to amend its charter by June 30, 2000 to issue Class B Common Stock, the Company will authorize and reserve for issuance shares of Class B Common Stock to be issued upon the conversion of the Series A Preferred or the Series B Preferred of the Acquisition Subsidiary.

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

    In connection with the VMS Acquisition, the Company entered into a registration rights agreement pursuant to which Cendant and certain transferees of Class B Common Stock and Class A Common Stock converted from the Class B Common stock held by Cendant (the "Holders") will have the right to require the Company to register all or part of the Class A Common Stock owned by such Holders under the Securities Act of 1933 as amended (the "Securities Act") (an "Acquisition Demand Registration"). However, the Company may postpone giving effect to an Acquisition Demand Registration for a period of up to 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders have the right to participate in any registrations by the Company of Class A Common Stock (an "Acquisition Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Acquisition Registration, and the Company will pay all out-of-pocket expenses incurred in connection with any Acquisition Demand Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such holders.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 16--TREASURY STOCK

    At December 31, 1999 and 1998, treasury stock is comprised of the following:

                                                           1999                         1998
                                                --------------------------   --------------------------
                                                   TREASURY                     TREASURY
                                                  STOCK, NET     TREASURY      STOCK, NET     TREASURY
                                                (IN THOUSANDS)    SHARES     (IN THOUSANDS)    SHARES
                                                --------------   ---------   --------------   ---------
Balance, beginning of year....................     $ 50,960      2,672,700
Common stock repurchased......................       57,237      2,327,300      $50,960       2,672,700
Treasury stock issued under the Company's
  stock option plan, and other................       (4,365)      (206,712)
                                                   --------      ---------      -------       ---------
                                                   $103,832      4,793,288      $50,960       2,672,700
                                                   ========      =========      =======       =========

    On September 1, 1998, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of the outstanding common stock at market prices. On September 23, 1998, the Board of Directors authorized the Company to purchase up to 3,500,000 additional shares of outstanding common stock. Of the total treasury shares repurchased during the year ended December 31, 1999, 1,614,200 were repurchased from Cendant at an aggregate cost of $40.8 million. No shares were repurchased from Cendant during 1998. As of December 31, 1999, the acquisition of these treasury shares reduced Cendant's ownership in the Company's common stock to approximately 18%. (See Notes 1, 2 and 24.)

NOTE 17--RETIREMENT BENEFITS

    The Company, through its subsidiary ARACS, sponsors non-contributory defined benefit plans covering certain employees hired prior to December 31, 1983 who were age 25 or above on January 1, 1985. ARACS also contributes to union sponsored pension plans.

    Through ARACS, the Company sponsors two Voluntary Investment Savings Plans under a "qualified cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code covering its union and non-union employees. For the years ended December 31, 1999, 1998 and 1997, the Company's cost of these plans was $3.0 million, $1.6 million and $1.8 million, respectively.

    Included in the non-union Investment Savings Plan, ARACS makes a defined contribution for full-time employees. The contributions were determined at 2% of each covered employee's compensation through December 31, 1998 and were increased to 3% of each covered employee's compensation with effect from January 1, 1999. Employer contributions for the years ended December 31, 1999, 1998 and 1997 amounted to $5.0 million, $2.3 million and $2.1 million, respectively.

    The vehicle rental defined benefit plan for its Salaried and Hourly Employees as of June 30, 1985, provides benefits based upon years of credited service, highest average compensation and social security benefits. Annual retirement benefits, at age 65, are equal to 1 1/2% of the participating employee's final average compensation (average compensation during the highest five consecutive years of employment in the ten years prior to retirement) less 1 1/2% of the Social Security benefits for each year of service up to a maximum of 35 years. In addition, the plan provides for reduced benefits before age 65 and for a joint and survivor annuity option. Effective January 1, 1999, the Company curtailed its defined benefit Retirement Plan for Employees as of June 30, 1985. The Company recognized a $7,500,000 pre-tax gain as a result of the curtailment during the first quarter of fiscal year ending December 31, 1999.

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 17--RETIREMENT BENEFITS (CONTINUED)
    The Company also sponsors several foreign pension plans. The most significant of these are the United Kingdom and Canadian defined benefit pension plans.

    The status of the Company's defined benefit plans at December 31, 1999 and 1998, including the plans to its Salaried and Hourly Employees as of June 1985, the Bargaining Plan, the Non-Qualified Defined Benefit Plan, the Motorent Plan (terminated on September 30, 1999) the United Kingdom Plan and the Canadian Defined Benefit Plan are as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligations at beginning of year....................  $125,251   $106,887
  Benefit obligations assumed from acquisitions.............    30,820
  Service cost..............................................     1,588      2,809
  Interest cost.............................................     6,611      6,922
  Plan participants' contributions..........................       562        182
  Amendments................................................   (19,395)       635
  Actuarial (1oss)gain......................................   (11,735)    11,014
  Benefits paid.............................................   (15,819)    (2,798)
  Foreign currency translation loss.........................      (997)      (400)
                                                              --------   --------
Benefit obligations at end of year..........................   116,886    125,251
                                                              --------   --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   101,449     89,816
  Fair value of plan assets acquired from acquisitions......    25,682
  Actual return on plan assets..............................     8,107      9,060
  Plan participants' contributions..........................       562        182
  Employer contributions....................................     7,022      5,908
  Benefits paid.............................................   (15,891)    (2,798)
  Foreign currency translation loss.........................      (614)      (719)
                                                              --------   --------
Fair value of plan assets at end of year....................   126,317    101,449
                                                              --------   --------
  Funded status.............................................     9,431    (23,802)
  Unrecognized net accrual gain (loss)......................    (6,003)    16,307
  Unrecognized prior service cost...........................     1,276      1,703
  Unrecognized transition asset.............................    (2,237)    (2,251)
                                                              --------   --------
Prepaid (accrued) benefit cost..............................  $  2,467   $ (8,043)
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
Prepaid benefit cost........................................  $  7,320   $  1,752
Accrued benefit liability...................................    (9,122)   (14,340)
Intangible asset............................................     2,761      1,704
Accumulated other comprehensive income......................     1,508      2,841
                                                              --------   --------
Net amount recognized.......................................  $  2,467   $ (8,043)
                                                              ========   ========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 17--RETIREMENT BENEFITS (CONTINUED)
    The fair value of plan assets for funded plans with accumulated benefit obligations in excess of plan assets amounted to $55.7 million as of December 31, 1999.

    Net pension costs of the non-qualified defined benefit plans for the years ended December 31, 1999, 1998 and 1997, include the following components (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Service cost--benefits earned during the year...............  $ 1,588    $ 2,809    $ 3,446
Interest cost on projected benefit obligation...............    6,611      6,922      6,956
Return on assets--expected gain on plan assets..............   (8,664)    (7,786)    (6,804)
Recognized actuarial gain...................................       21
Net amortization of prior service cost......................       17         70         35
Contributions to union plans and other......................    2,910      3,894      3,021
Amortization of gain........................................      127
Amortization of unrecognized net assets at transition.......     (122)      (123)      (132)
                                                              -------    -------    -------
Net pension cost............................................  $ 2,488    $ 5,786    $ 6,522
                                                              =======    =======    =======

    At December 31, 1999 and 1998, the measurement of the projected benefit obligation was based upon the following assumptions weighted average interest rates:

                                                                1999       1998
                                                              --------   --------
Discount rate...............................................   6.67%      6.00%
Compensation increase for continuing plans..................   3.85%      4.72%
Long-term return on plan assets.............................   8.45%      8.77%

    The U.S. plans' assets are invested in corporate bonds, U.S. government securities and common stock mutual funds. The Canadian plan's assets are invested in Canadian stocks, bonds, mutual funds, real estate and money market funds. The UK plan's assets are invested in equity securities, fixed interest securities and cash.

NOTE 18--EARNINGS PER SHARE ("EPS")

    Basic EPS for the years ended December 31, 1999, 1998 and 1997 was calculated using 31,330,536, 34,172,249 and 30,925,000 weighted-average shares outstanding. Diluted EPS for the years ended December 31, 1999, 1998 and 1997 was calculated as follows (in thousands, except share amounts):

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
DILUTED EPS
Earnings available to common stockholders................  $   83,475   $   63,521   $   27,473
                                                           ==========   ==========   ==========
Weighted average common shares outstanding...............  31,330,536   34,172,249   30,925,000
Plus: Dilutive effect of the assumed exercise of stock
  options................................................     655,033      780,308      256,134
                                                           ----------   ----------   ----------
Adjusted weighted average shares outstanding.............  31,985,569   34,952,557   31,181,134
                                                           ==========   ==========   ==========
Diluted EPS..............................................  $     2.61   $     1.82   $     0.88
                                                           ==========   ==========   ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 19--STOCK OPTION PLAN

    On September 23, 1997, the Avis Group Holdings, Inc. 1997 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors under which 4,620,977 shares of Common Stock were reserved for issuance upon the exercise of options granted to officers, key employees, independent contractors and non-employee Directors of the Company and its designated subsidiaries. On September 23, 1997, 3,953,900 options were granted at $17.00 per share, the fair market value of the Company's common stock on the date of grant. On May 21, 1998, at the Annual Meeting of Stockholders, the shareholders approved an amendment to the Company's Stock Option Plan, increasing the maximum number of shares authorized for issuance under the Stock Option Plan to 6,000,000. On November 8, 1999, the Board of Directors increased the maximum number of shares authorized for issuance under the Stock Option Plan to 7,500,000. At December 31, 1999 and 1998, approximately 6,933,613 and 4,443,100, respectively, options are outstanding under the Stock Option Plan. The primary purpose of the Stock Option Plan is to provide additional incentive to officers, key employees, independent contractors and non-employee directors of the Company and to strengthen their commitment to the Company and its subsidiaries.

    Each non-employee director of the Company received an initial automatic grant of an option to purchase 50,000 shares of Common Stock under the Stock Option Plan. Subsequently elected non-employee directors will receive a like grant under the Stock Option Plan upon election or appointment to the Board of Directors.

    The exercise price of each option under the Stock Option Plan may not be less than the fair market value of a share of Common Stock on the date the option is granted. Options held by an optionee will generally become exercisable as to 20% of the shares covered by such options on the first anniversary of the date of grant and with respect to an additional 20% of the shares covered by such options on each of the four succeeding anniversaries of the date of grant if the optionee continues to be employed or retained as an independent contractor by the Company, on each such date. All options held by an optionee will become fully exercisable (to the extent not already exercisable) if a "change of control transaction" (as defined in the Stock Option Plan) occurs. Shares of Common Stock acquired upon the exercise of the options may be subject to restrictions on transfer which will be set forth in the agreement evidencing the grant of the option. Unless otherwise determined by the Compensation Committee of the Board of Directors, all options granted under the Stock Option Plan, to the extent not exercised, expire on the earliest of (i) the tenth anniversary of the date of grant, (ii) two years following the optionee's termination of employment on account of death, retirement, disability or (iii) one year following the termination of optionee's employment for any other reason. Grants of options under the Stock Option Plan are subject to an annual per-participant maximum grant of shares of Common Stock.

    Generally, the Board of Directors of the Company may amend or terminate the Stock Option Plan, provided that (i) no such amendment or termination may adversely affect the rights of any participant without the consent of such participant and (ii) to the extent required by any law, regulation or stock exchange rule, no amendment shall be effective without the approval of the Company's stockholders.

    The Company makes no recognition of the options in the financial statements until they are exercised. The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123").

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 19--STOCK OPTION PLAN (CONTINUED)
    The following is a summary of stock option activity for the years ended December 31, 1999 and 1998 and for the period September 23, 1997 through December 31, 1997:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            SHARES      PRICE
                                                           ---------   --------
Granted September 23, 1997 (inception of the stock option
  plan)..................................................  3,953,900    $17.00
    Forfeited............................................    (78,200)   $17.00
                                                           ---------    ------
Outstanding at December 31, 1997.........................  3,875,700    $17.00
    Granted..............................................  1,452,000    $23.47
    Forfeited............................................   (869,600)   $19.32
                                                           ---------    ------
Outstanding at December 31, 1998.........................  4,458,100    $18.65
    Granted..............................................  2,799,900    $25.41
    Exercised............................................   (198,187)   $17.00
    Forfeited............................................   (126,200)   $19.92
                                                           ---------    ------
Outstanding at December 31, 1999.........................  6,933,613    $21.41
                                                           =========    ======

Exercisable Options
December 31, 1999........................................  1,493,263    $17.87
                                                           =========    ======

    Pro forma disclosures are provided for the years ended December 31, 1999, 1998 and 1997 as if the Company adopted the cost recognition requirements under SFAS 123. The weighted average fair value of each option granted (estimated on the date of grant using the Black-Scholes option-pricing model) is $12.95, $11.73 and $9.80 for 1999, 1998 and 1997, respectively, using the following assumptions:

                                                         1999           1998           1997
                                                       --------       --------       --------
Expected volatility..................................    40.0%          40.0%          45.0%
Risk-free interest rate..............................     6.0            6.0            5.7
Expected option life in years........................     6.5            6.5            7.5

    The weighted-average remaining contractual life of the stock options is 7.7 years, 7.3 and 9.6 years at December 31, 1999, 1998 and 1997, respectively. Had compensation expense been recognized for the years ended December 31, 1999 and 1998 and for the period September 23, 1997 through December 31, 1997, grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

                                                   1999                     1998                     1997
                                          ----------------------   ----------------------   ----------------------
                                                          PRO                      PRO                      PRO
                                          AS REPORTED    FORMA     AS REPORTED    FORMA     AS REPORTED    FORMA
                                          -----------   --------   -----------   --------   -----------   --------
Earnings applicable to common
  stockholders..........................    $83,475     $74,563      $63,521     $58,656      $27,473     $26,436
                                            =======     =======      =======     =======      =======     =======
Basic earnings per share................    $  2.66     $  2.38      $  1.86     $  1.72      $   .89     $   .85
                                            =======     =======      =======     =======      =======     =======
Diluted earnings per share..............    $  2.61     $  2.33      $  1.82     $  1.68      $   .88     $   .85
                                            =======     =======      =======     =======      =======     =======

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 20--LEASES, AIRPORT CONCESSION FEES AND COMMITMENTS

    The Company is committed to make rental payments under noncancelable operating leases relating principally to vehicle rental facilities and equipment. Under certain leases, the Company is obligated to pay certain additional costs, such as property taxes, insurance and maintenance. Airport concession agreements usually require a guaranteed minimum amount plus contingent fees, which are generally based on a percentage of revenues.

    Operating lease payments and net airport concession fees charged to expense for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Minimum fees..................................  $176,780   $147,034   $122,015
Contingent fees...............................    93,264     89,456     87,937
                                                --------   --------   --------
                                                 270,044    236,490    209,952
Sublease rentals..............................    (5,881)    (4,701)    (4,741)
                                                --------   --------   --------
                                                $264,163   $231,789   $205,211
                                                ========   ========   ========

    Future minimum rental commitments under noncancelable operating leases amounted to approximately $725.1 million at December 31, 1999. The minimum rental payments due in each of the next five years ending December 31(st), and thereafter, are as follows (in thousands):

2000........................................................  $138,180
2001........................................................   116,921
2002........................................................    96,665
2003........................................................    69,351
2004........................................................    52,603
Thereafter..................................................   251,384

    At December 31, 1999, future minimum rental commitments include $70.6 million due to a subsidiary of Cendant, related to the Company's corporate headquarters and Virginia Beach processing facility.

    In addition to the Company's lease commitments, the Company has outstanding purchase commitments of approximately $2.1 billion at December 31, 1999, which relate principally to vehicle purchases.

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS

    In connection with the VMS Acquisition and as part of the financing thereof, Avis Group Holdings, Inc. (the "Parent") issued and sold the Senior Subordinated Notes (see Note 10) in a transaction exempt from registration under the Securities Act. These securities were subsequently registered on September 24, 1999. The Senior Subordinated Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of the Parent's domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, respectively, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been made because management believes that such information is not material to holders of the Senior Subordinated Notes.

                                                                          CONDENSED
                                                            CONSOLIDATING STATEMENT OF OPERATIONS
                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                        (IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                                                                      AVIS GROUP
                                                                           NON-                       HOLDINGS,
                                                         GUARANTOR      GUARANTOR                        INC.
                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Revenue....................................              $2,329,525     $1,003,202                    $3,332,727
                                                         ----------     ----------                    ----------
Costs and expenses:
Direct operating, net......................                 843,787        113,483                       957,270
Vehicle depreciation and lease charges,
  net......................................                 604,767        569,742                     1,174,509
Selling, general and administrative........                 486,295         95,761                       582,056
Interest, net..............................  $85,797        186,746        109,760                       382,303
Minority interest..........................                                  5,890                         5,890
Non-vehicle depreciation and
  amortization.............................                  16,586         18,014                        34,600
Amortization of cost in excess of net
  assets acquired..........................                  26,969          3,213                        30,182
                                             -------     ----------     ----------                    ----------
                                              85,797      2,165,150        915,863                     3,166,810
                                             -------     ----------     ----------                    ----------
                                             (85,797)       164,375         87,339                       165,917
Equity in earnings of subsidiaries.........  144,878         69,842                    $(214,720)
                                             -------     ----------     ----------     ---------      ----------
Income before provision for income taxes...   59,081        234,217         87,339      (214,720)        165,917
Provision (benefit) for income taxes.......  (33,504)        89,339         17,497                        73,332
                                             -------     ----------     ----------     ---------      ----------
  Net income...............................  $92,585     $  144,878     $   69,842     $(214,720)     $   92,585
                                             =======     ==========     ==========     =========      ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                          CONDENSED
                                                            CONSOLIDATING STATEMENT OF OPERATIONS
                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                        (IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                                                                      AVIS GROUP
                                                                           NON-                       HOLDINGS,
                                                         GUARANTOR      GUARANTOR                        INC.
                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Revenue....................................              $2,061,967      $235,615                     $2,297,582
                                                         ----------      --------                     ----------
Costs and expenses:
Direct operating, net......................                 826,370       101,560                        927,930
Vehicle depreciation and lease charges,
  net......................................                 531,830        61,234                        593,064
Selling, general and administrative........                 402,917        33,358                        436,275
Interest, net..............................  $ 13,836       174,016         4,228                        192,080
Non-vehicle depreciation and
  amortization.............................                  21,848         2,303                         24,151
Amortization of cost in excess of net
  assets acquired..........................                  11,702           152                         11,854
                                             --------    ----------      --------                     ----------
                                               13,836     1,968,683       202,835                      2,185,354
                                             --------    ----------      --------                     ----------
                                              (13,836)       93,284        32,780                        112,228
Equity in earnings of subsidiaries.........    72,514        23,700                     $(96,214)
                                             --------    ----------      --------       --------      ----------
Income before provision for income taxes...    58,678       116,984        32,780        (96,214)        112,228
Provision (benefit) for income taxes.......    (4,843)       44,470         9,080                         48,707
                                             --------    ----------      --------       --------      ----------
  Net income...............................  $ 63,521    $   72,514      $ 23,700       $(96,214)     $   63,521
                                             ========    ==========      ========       ========      ==========

                                                                          CONDENSED
                                                            CONSOLIDATING STATEMENT OF OPERATIONS
                                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                        (IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                                                                      AVIS GROUP
                                                                           NON-                       HOLDINGS,
                                                         GUARANTOR      GUARANTOR                        INC.
                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Revenue....................................              $1,804,477      $241,677                     $2,046,154
                                                         ----------      --------                     ----------
Costs and expenses:
Direct operating, net......................                 744,355       109,412                        853,767
Vehicle depreciation and lease charges,
  net......................................                 459,963        65,180                        525,143
Selling, general and administrative........  $  8,073       370,635        34,583                        413,291
Interest, net..............................     5,765       169,983         4,860                        180,608
Non-vehicle depreciation and
  amortization.............................                  13,818         2,344                         16,162
Amortization of cost in excess of net
  assets acquired..........................                   6,728           132                          6,860
                                             --------    ----------      --------                     ----------
                                               13,838     1,765,482       216,511                      1,995,831
                                             --------    ----------      --------                     ----------
                                              (13,838)       38,995        25,166                         50,323
Equity in earnings of subsidiaries.........    36,468        16,203                     $(52,671)
                                             --------    ----------      --------       --------      ----------
Income before provision for income taxes...    22,630        55,198        25,166        (52,671)         50,323
Provision (benefit) for income taxes           (4,843)       18,730         8,963                         22,850
                                             --------    ----------      --------       --------      ----------
Net income.................................  $ 27,473    $   36,468      $ 16,203       $(52,671)     $   27,473
                                             ========    ==========      ========       ========      ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                        CONDENSED
                                                      CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                                    DECEMBER 31, 1999
                                                                      (IN THOUSANDS)
                                         ------------------------------------------------------------------------
                                                                         NON-                        AVIS GROUP
                                                       GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                           PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         ----------   ------------   ------------   ------------   --------------
ASSETS
Cash and cash equivalents..............  $       54    $   42,184     $   29,459                    $    71,697
Cash held on deposit with financial
  institution..........................                                   93,530                         93,530
Restricted cash........................                                  253,080                        253,080
Accounts receivable, net...............          (9)      210,962        904,787                      1,115,740
Finance lease receivables..............                                  871,034                        871,034
Prepaid expenses.......................                    41,282         23,034                         64,316
Vehicles, net-rental...................                   (75,581)     3,442,943                      3,367,362
Vehicles, net-leasing..................                    55,704      3,078,305                      3,134,009
Property and equipment, net............                   161,651         36,176                        197,827
Investment in subsidiaries.............   2,121,275     1,272,000                   $(3,393,275)
Other assets...........................       1,000        78,863         35,410                        115,273
Cost in excess of net assets acquired,
  net..................................                 1,595,529        198,861                      1,794,390
                                         ----------    ----------     ----------    -----------     -----------
Total assets...........................  $2,122,320    $3,382,594     $8,966,619    $(3,393,275)    $11,078,258
                                         ==========    ==========     ==========    ===========     ===========
LIABILITIES, PREFERRED STOCK AND COMMON
  STOCKHOLDERS' EQUITY
Accounts payable.......................                $  273,102     $  315,275                    $   588,377
Accrued liabilities....................  $   16,774       366,602        (13,923)                       369,453
Due (from) to affiliates...............     (84,266)     (119,494)       263,156                         59,396
Current income tax liabilities.........                    17,910            316                         18,226
Deferred income tax liabilities, net...     (42,982)      144,893         79,345                        181,256
Public liability, property damage and
  other insurance liabilities, net.....                   206,111         53,645                        259,756
Debt...................................   1,562,000        10,305      6,897,500                      8,469,805
Minority interest (preferred membership
  interest)............................                                   99,305                         99,305
Preferred stock........................                   371,000                                       371,000
Common stockholders' equity............     670,794     2,112,165      1,272,000    $(3,393,275)        661,684
                                         ----------    ----------     ----------    -----------     -----------
Total liabilities, preferred stock and
  common stockholders' equity..........  $2,122,320    $3,382,594     $8,966,619    $(3,393,275)    $11,078,258
                                         ==========    ==========     ==========    ===========     ===========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                         CONDENSED
                                                       CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                                     DECEMBER 31, 1998
                                                                       (IN THOUSANDS)
                                            --------------------------------------------------------------------
                                                                                                     AVIS GROUP
                                                                          NON-                       HOLDINGS,
                                                        GUARANTOR      GUARANTOR                        INC.
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   ------------   ------------   ------------
ASSETS
Cash and cash equivalents.................  $     11    $    9,776     $   19,964                    $   29,751
Restricted cash...........................                   2,000        131,284                       133,284
Accounts receivable, net..................                 136,112        224,462                       360,574
Prepaid expenses..........................                  34,666          7,417                        42,083
Vehicles, net-rental......................                 (73,213)     3,238,029                     3,164,816
Property and equipment, net...............                 129,090         15,955                       145,045
Investment in subsidiaries................   533,274       422,146                    $(955,420)
Other assets..............................                  38,127          2,463                        40,590
Deferred income tax assets................     9,686       107,973                                      117,659
Cost in excess of net assets acquired,
  net.....................................                 460,441          2,819                       463,260
                                            --------    ----------     ----------     ---------      ----------
  Total assets............................  $542,971    $1,267,118     $3,642,393     $(955,420)     $4,497,062
                                            ========    ==========     ==========     =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................              $  112,220     $   86,261                    $  198,481
Accrued liabilities.......................  $    969       277,018         48,217                       326,204
Due (from) to affiliates, net.............   (80,612)      112,605         (9,700)                       22,293
Current income tax liabilities............                  19,413          3,632                        23,045
Deferred income tax liabilities, net......                                 28,504                        28,504
Public liability, property damage and
  other insurance liabilities, net........                 210,811         50,398                       261,209
Debt......................................                   1,777      3,012,935                     3,014,712
Stockholders' equity......................   622,614       533,274        422,146     $(955,420)        622,614
                                            --------    ----------     ----------     ---------      ----------
Total liabilities and stockholders'
  equity..................................  $542,971    $1,267,118     $3,642,393     $(955,420)     $4,497,062
                                            ========    ==========     ==========     =========      ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                        CONDENSED
                                                                          CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                                     (IN THOUSANDS)
                                                        -------------------------------------------------------------------------
                                                                                         NON-                        AVIS GROUP
                                                                       GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                          PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        -----------   ------------   ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................  $    92,585     $ 144,878    $    69,842      $(214,720)    $    92,585
Adjustments to reconcile net income to net cash (used
  in) provided by operating activities:...............     (151,326)      686,838        469,846                      1,005,358
                                                        -----------     ---------    -----------      ---------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES...      (58,741)      831,716        539,688       (214,720)      1,097,943
                                                        -----------     ---------    -----------      ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vehicle additions........................                     87,291     (5,692,785)                    (5,605,494)
Vehicle deletions.....................................                   (465,991)     4,671,212                      4,205,221
Increase in finance lease receivables.................                   (117,407)        94,744                        (22,663)
Payments for additions to property and equipment......                    (38,798)        (9,442)                       (48,240)
Retirements of property and equipment.................                    (20,478)        14,059                         (6,419)
Investment in subsidiaries............................     (141,241)      (69,840)                      211,081
Payment for purchase of rental car franchise
  licensees, net of cash acquired.....................                    (44,934)          (258)                       (45,192)
Payment for purchase of PHH Holdings, net of cash
  acquired............................................   (1,325,781)                                                 (1,325,781)
Proceeds from sale and leaseback of UK office
  building............................................                                    32,156                         32,156
                                                        -----------     ---------    -----------      ---------     -----------
NET CASH USED IN INVESTING ACTIVITIES.................   (1,467,022)     (670,157)      (890,314)       211,081      (2,816,412)
                                                        -----------     ---------    -----------      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock.........................      (53,868)                                                    (53,868)
  Net increase in (repayment of) debt.................    1,562,000      (117,759)       368,767                      1,813,008
  Payments for debt issuance costs....................       21,313       (16,453)       (11,403)                        (6,543)
  Increase in minority interest (preferred membership
    interest).........................................                                    99,305                         99,305
  Cash dividends......................................                      5,926         (5,926)
                                                        -----------     ---------    -----------      ---------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...    1,529,445      (128,286)       450,743                      1,851,902
                                                        -----------     ---------    -----------      ---------     -----------
  Effect of exchange rate changes on cash.............       (3,639)         (865)         2,908          3,639           2,043
                                                        -----------     ---------    -----------      ---------     -----------
  Net increase in cash and cash equivalents and cash
    held on deposit with financial institutions.......           43        32,408        103,025                        135,476
  Cash and cash equivalents and cash held on deposit
    with financial institutions at beginning of
    year..............................................           11         9,776         19,964                         29,751
                                                        -----------     ---------    -----------      ---------     -----------
CASH AND CASH EQUIVALENTS AND CASH HELD ON DEPOSIT
  WITH FINANCIAL INSTITUTIONS AT END OF YEAR..........  $        54     $  42,184    $   122,989      $             $   165,227
                                                        ===========     =========    ===========      =========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..........................................                                                              $   370,247
                                                                                                                    ===========
    Income taxes......................................                                                              $    28,877
                                                                                                                    ===========
BUSINESSES ACQUIRED:
  Fair value of assets acquired, net of cash
    acquired..........................................                                                              $ 6,004,777
  Liabilities assumed.................................                                                                4,271,804
                                                                                                                    -----------
  Net assets acquired.................................                                                                1,732,973
  Less issuance of Series A and Series C Preferred
    Stock.............................................                                                                  362,000
                                                                                                                    -----------
NET CASH PAID FOR ACQUISITIONS........................                                                              $ 1,370,973
                                                                                                                    ===========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                          CONDENSED
                                                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                       (IN THOUSANDS)
                                                            ---------------------------------------------------------------------
                                                                                                                      AVIS GROUP
                                                                                           NON-                       HOLDINGS,
                                                                         GUARANTOR      GUARANTOR                        INC.
                                                             PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $  63,521     $  72,514    $    23,700      $ (96,214)   $    63,521
  Adjustments to reconcile net income to net cash (used
    in) provided by operating activities:.................   (101,241)      593,335         96,973                       589,067
                                                            ---------     ---------    -----------      ---------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.......    (37,720)      665,849        120,673        (96,214)       652,588
                                                            ---------     ---------    -----------      ---------    -----------
CASH FLOWS FORM INVESTING ACTIVITIES:
  Payments for vehicle additions..........................                   49,363     (4,352,411)                   (4,303,048)
  Vehicle deletions.......................................                 (218,228)     3,828,949                     3,610,721
  Payments for additions to property and equipment........                  (39,691)        (3,242)                      (42,933)
  Retirements of property and equipment...................                    4,965            638                         5,603
  Investment in subsidiaries..............................    (72,514)     (131,677)                      204,191
  Payment for purchase of rental car franchise licensees,
    net of cash acquired..................................                 (227,213)        (9,969)                     (237,182)
                                                            ---------     ---------    -----------      ---------    -----------
NET CASH USED IN INVESTING ACTIVITIES.....................    (72,514)     (562,481)      (536,035)       204,191       (966,839)
                                                            ---------     ---------    -----------      ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from pubic offerings net.......................    161,194                                                    161,194
  Purchases of treasury stock.............................    (50,960)                                                   (50,960)
  Net (decrease) increase in debt.........................                 (116,137)       309,994                       193,857
  Payments for debt issuance costs........................                   (4,654)                                      (4,654)
  Capital contribution in Argentina.......................                                   1,000         (1,000)
  Investment in AESOP Leasing LP..........................                                 110,000       (110,000)
  Cash dividends..........................................                                  (3,023)         3,023
                                                            ---------     ---------    -----------      ---------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......    110,234      (120,791)       417,971       (107,977)       299,437
                                                            ---------     ---------    -----------      ---------    -----------
  Effect of exchange rate changes on cash.................                                    (334)                         (334)
                                                            ---------     ---------    -----------      ---------    -----------
  Net (decrease) increase in cash and cash equivalents....                  (17,423)         2,275                       (15,148)
  Cash and cash equivalents at beginning of year..........         11        27,199         17,689                        44,899
                                                            ---------     ---------    -----------      ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $      11     $   9,776    $    19,964      $            $    29,751
                                                            =========     =========    ===========      =========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..............................................                                                           $   209,977
                                                                                                                     ===========
    Income taxes..........................................                                                           $    13,338
                                                                                                                     ===========
BUSINESSES ACQUIRED:
  Fair value of assets acquired, net of cash acquired.....                                                           $   244,501
  Liabilities assumed.....................................                                                                 7,319
                                                                                                                     -----------
NET CASH PAID FOR ACQUISITIONS............................                                                           $   237,182
                                                                                                                     ===========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 21--GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                       CONDENSED
                                                                         CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                                    (IN THOUSANDS)
                                                         ---------------------------------------------------------------------
                                                                                                                   AVIS GROUP
                                                                                        NON-                       HOLDINGS,
                                                                      GUARANTOR      GUARANTOR                        INC.
                                                          PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ---------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................  $  27,473    $  36,468     $    16,203     $ (52,671)    $    27,473
  Adjustments to reconcile net income to net cash (used
    in) provided by operating activities:..............   (350,310)     909,073        (170,637)                      388,126
                                                         ---------    ---------     -----------     ---------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES....   (322,837)     945,541        (154,434)      (52,671)        415,599
                                                         ---------    ---------     -----------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for vehicle additions.......................                 (73,731)     (4,167,078)                   (4,240,809)
  Vehicle deletions....................................                (287,267)      3,669,444                     3,382,177
  Payments for additions to property and equipment.....                 (19,588)         (5,145)                      (24,733)
  Retirements of property and equipment................                   3,814             157                         3,971
  Investment in subsidiaries...........................    (36,468)    (207,603)                      244,071
  Payment for purchase of rental car franchise
    licensees, net of cash acquired....................                (199,381)                                     (199,381)
                                                         ---------    ---------     -----------     ---------     -----------
NET CASH USED IN INVESTING ACTIVITIES..................    (36,468)    (783,756)       (502,622)      244,071      (1,078,775)
                                                         ---------    ---------     -----------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offerings, net..................    359,316                                                    359,316
  Net (decrease) increase in debt......................                (116,231)        465,519                       349,288
  Payments for debt issuance costs.....................                 (29,302)                                      (29,302)
  Investment in AESOP Leasing LP.......................                                 191,400      (191,400)
                                                         ---------    ---------     -----------     ---------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....    359,316     (145,533)        656,919      (191,400)        679,302
                                                         ---------    ---------     -----------     ---------     -----------
  Effect of exchange rate changes on cash..............                                    (945)                         (945)
                                                         ---------    ---------     -----------     ---------     -----------
  Net increase (decrease) in cash and cash
    equivalents........................................         11       16,252          (1,082)                       15,181
  Cash and cash equivalents at beginning of year.......                  10,947          18,771                        29,718
                                                         ---------    ---------     -----------     ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............  $      11    $  27,199     $    17,689     $             $    44,899
                                                         =========    =========     ===========     =========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...........................................                                                           $   189,086
                                                                                                                  ===========
    Income taxes.......................................                                                           $     8,899
                                                                                                                  ===========
BUSINESSES ACQUIRED:
  Fair value of assets acquired, net of cash
    acquired...........................................                                                           $   519,650
  Liabilities assumed..................................                                                               320,269
                                                                                                                  -----------
NET CASH PAID FOR ACQUISITIONS.........................                                                           $   199,381
                                                                                                                  ===========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 22--SEGMENT INFORMATION

    Prior to the purchase of VMS on June 30, 1999 (see Note 2), the Company operated in one industry segment; the rental car business. As of July 1, 1999, the Company began operating in two business segments as follows:

Vehicle rental.................  The Company rents vehicles to business and leisure customers

Vehicle leasing and other fee
  based services...............  The Company leases vehicles to customers under closed-end and open-end leases. Fee based services include fuel and
                                 maintenance cards, accident management and various other
                                 vehicle services which enable customers to effectively
                                 manage costs and enhance productivity

    Prior to the purchase of VMS on June 30, 1999, the Company operated in four geographic areas: the United States, Australia/New Zealand, Canada and Other Foreign Operations. As a result of the VMS acquisition, the Company added an additional geographic area; the United Kingdom. Revenue generated from each of the Company's business segments is recorded in the country in which rental, vehicle leasing and other fee based services are provided. The accounting policies of each segment and geographic area are the same as those described in the summary of significant accounting policies (see Note 1). EBITDA represents net income, plus non-vehicle interest expense (acquisition interest), non-vehicle depreciation and amortization, and income taxes. Corporate represents primarily acquisition related interest, amortization of net assets acquired and amortization of deferred financing fees related to the VMS acquisition. The operations within major business segments and major geographic areas for the years ended December 31, 1999, 1998 and 1997, are summarized as follows (in thousands):

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 22--SEGMENT INFORMATION (CONTINUED)
BUSINESS SEGMENTS

                                   YEAR ENDED DECEMBER 31, 1999               YEARS ENDED DECEMBER 31,
                        ---------------------------------------------------   -------------------------
                                      VEHICLE                                    1998          1997
                                      LEASING
                                     AND OTHER
                         VEHICLE     FEE BASED                                  VEHICLE       VEHICLE
                          RENTAL      SERVICES    CORPORATE    CONSOLIDATED     RENTAL        RENTAL
                        ----------   ----------   ----------   ------------   -----------   -----------
Revenue...............  $2,500,746   $  831,981                $ 3,332,727    $2,297,582    $2,046,154
                        ==========   ==========                ===========    ==========    ==========
Interest expense,
  net.................  $  210,579   $   99,763   $   71,961   $   382,303    $  192,080    $  180,608
                        ==========   ==========   ==========   ===========    ==========    ==========
EBITDA................  $  201,648   $   99,961   $    1,051   $   302,660    $  148,233    $   73,345
                        ==========   ==========   ==========   ===========    ==========    ==========
Non-vehicle
  depreciation and
  amortization........  $   39,190   $   11,141   $   14,451   $    64,782    $   36,005    $   23,022
                        ==========   ==========   ==========   ===========    ==========    ==========
Income (loss) before
  provision for income
  taxes...............  $  162,458   $   88,820   $  (85,361)  $   165,917    $  112,228    $   50,323
                        ==========   ==========   ==========   ===========    ==========    ==========
Income tax expense....  $   50,536   $   22,367   $      429   $    73,332    $   48,707    $   22,850
                        ==========   ==========   ==========   ===========    ==========    ==========
Finance lease
  receivables.........               $  871,034                $   871,034
                                     ==========                ===========
Vehicles, net.........  $3,367,362   $3,134,009                $ 6,501,371    $3,164,816    $3,018,856
                        ==========   ==========                ===========    ==========    ==========
Debt and minority
  interest (preferred
  membership
  interest)...........  $3,393,422   $3,613,688   $1,562,000   $ 8,569,110    $3,014,712    $2,826,422
                        ==========   ==========   ==========   ===========    ==========    ==========
Total assets..........  $4,885,928   $6,107,019   $   85,311   $11,078,258    $4,497,062    $4,274,657
                        ==========   ==========   ==========   ===========    ==========    ==========
Capital expenditures
  for vehicles and
  property and
  equipment...........  $4,814,597   $  839,137                $ 5,653,734    $4,345,981    $4,265,542
                        ==========   ==========                ===========    ==========    ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 22--SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC AREAS

                                                           YEAR ENDED DECEMBER 31, 1999
                                    ---------------------------------------------------------------------------
                                                              AUSTRALIA/                OTHER
                                      UNITED       UNITED        NEW                   FOREIGN
                                      STATES      KINGDOM      ZEALAND      CANADA    OPERATIONS   CONSOLIDATED
                                    ----------   ----------   ----------   --------   ----------   ------------
Revenue...........................  $2,910,712   $  130,298    $124,263    $127,619     $39,835    $ 3,332,727
                                    ==========   ==========    ========    ========     =======    ===========
Interest expense, net.............  $  342,320   $   27,343    $    655    $  8,778     $ 3,207    $   382,303
                                    ==========   ==========    ========    ========     =======    ===========
EBITDA............................  $  219,333   $   46,927    $ 25,450    $ 18,670     $(7,720)   $   302,660
                                    ==========   ==========    ========    ========     =======    ===========
Non-vehicle depreciation and
  amortization....................  $   43,465   $   17,805    $  1,303    $  1,528     $   681    $    64,782
                                    ==========   ==========    ========    ========     =======    ===========
Income (loss) before provision for
  income taxes....................  $  104,170   $   29,122    $ 24,147    $ 17,142     $(8,664)   $   165,917
                                    ==========   ==========    ========    ========     =======    ===========
Income tax expense................  $   57,224   $    4,259    $  5,652    $  4,939     $ 1,258    $    73,332
                                    ==========   ==========    ========    ========     =======    ===========
Finance lease receivables.........  $  129,188   $  725,740                $ 16,106                $   871,034
                                    ==========   ==========                ========                ===========
Vehicles, net.....................  $5,937,503   $  168,476    $ 75,238    $224,704     $95,450    $ 6,501,371
                                    ==========   ==========    ========    ========     =======    ===========
Debt and minority interest
  (preferred membership
  interest).......................  $7,545,835   $  850,443    $  5,433    $148,022     $19,377    $ 8,569,110
                                    ==========   ==========    ========    ========     =======    ===========
Total assets......................  $9,159,879   $1,416,598    $107,341    $317,298     $77,142    $11,078,258
                                    ==========   ==========    ========    ========     =======    ===========
Capital expenditures for vehicles
  and property and equipment......  $5,040,195   $   42,668    $ 88,429    $436,065     $46,377    $ 5,653,734
                                    ==========   ==========    ========    ========     =======    ===========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 22--SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC AREAS

                                                          YEAR ENDED DECEMBER 31, 1998
                                         --------------------------------------------------------------
                                                      AUSTRALIA/                OTHER
                                           UNITED        NEW                   FOREIGN
                                           STATES      ZEALAND      CANADA    OPERATIONS   CONSOLIDATED
                                         ----------   ----------   --------   ----------   ------------
Revenue................................  $2,061,967    $115,790    $ 92,402     $27,423     $2,297,582
                                         ==========    ========    ========     =======     ==========
Interest expense, net..................  $  184,869    $    633    $  5,587     $   991     $  192,080
                                         ==========    ========    ========     =======     ==========
EBITDA.................................  $  121,803    $ 20,118    $  5,984     $   328     $  148,233
                                         ==========    ========    ========     =======     ==========
Non-vehicle depreciation and
  amortization.........................  $   33,186    $  1,210    $    909     $   700     $   36,005
                                         ==========    ========    ========     =======     ==========
Income (loss) before provision for
  income taxes.........................  $   88,617    $ 18,908    $  5,075     $  (372)    $  112,228
                                         ==========    ========    ========     =======     ==========
Income tax expense.....................  $   38,395    $  5,925    $  3,641     $   746     $   48,707
                                         ==========    ========    ========     =======     ==========
Vehicles, net..........................  $2,942,760    $ 72,609    $118,078     $31,369     $3,164,816
                                         ==========    ========    ========     =======     ==========
Debt...................................  $2,930,154    $ 15,881    $ 56,977     $11,700     $3,014,712
                                         ==========    ========    ========     =======     ==========
Total assets...........................  $4,192,961    $ 98,361    $148,230     $57,510     $4,497,062
                                         ==========    ========    ========     =======     ==========
Capital expenditures for vehicles and
  property and equipment...............  $3,988,072    $ 87,310    $244,891     $25,708     $4,345,981
                                         ==========    ========    ========     =======     ==========

                                                          YEAR ENDED DECEMBER 31, 1997
                                         --------------------------------------------------------------
                                                      AUSTRALIA/                OTHER
                                           UNITED        NEW                   FOREIGN
                                           STATES      ZEALAND      CANADA    OPERATIONS   CONSOLIDATED
                                         ----------   ----------   --------   ----------   ------------
Revenue................................  $1,801,278    $132,309    $ 85,021     $27,546     $2,046,154
                                         ==========    ========    ========     =======     ==========
Interest expense, net..................  $  173,269    $  1,192    $  5,343     $   804     $  180,608
                                         ==========    ========    ========     =======     ==========
EBITDA.................................  $   37,331    $ 25,551    $  8,150     $ 2,313     $   73,345
                                         ==========    ========    ========     =======     ==========
Non-vehicle depreciation and
  amortization.........................  $   20,186    $  1,457    $    931     $   448     $   23,022
                                         ==========    ========    ========     =======     ==========
Income before provision for income
  taxes................................  $   16,601    $ 24,094    $  7,219     $ 2,409     $   50,323
                                         ==========    ========    ========     =======     ==========
Income tax expense.....................  $   11,957    $  6,088    $  3,902     $   903     $   22,850
                                         ==========    ========    ========     =======     ==========
Vehicles, net..........................  $2,821,297    $ 67,818    $100,985     $28,756     $3,018,856
                                         ==========    ========    ========     =======     ==========
Debt...................................  $2,744,714    $ 19,637    $ 50,741     $11,330     $2,826,422
                                         ==========    ========    ========     =======     ==========
Total assets...........................  $3,988,117    $ 99,001    $133,178     $54,361     $4,274,657
                                         ==========    ========    ========     =======     ==========
Capital expenditures for vehicles and
  property and equipment...............  $3,915,299    $ 85,748    $239,276     $25,219     $4,265,542
                                         ==========    ========    ========     =======     ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 23--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    QUARTERS ENDED
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               --------------------------------------------------------
                                                MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                  1999          1999           1999            1999
                                               -----------   -----------   -------------   ------------
Revenue......................................  $  566,917    $  637,457      $1,122,818     $1,005,535
Cost and expenses............................     540,087       589,913       1,051,044        985,766
                                               ----------    ----------      ----------     ----------
Income before provision for income taxes.....      26,830        47,544          71,774         19,769
Provision for income taxes...................      11,644        20,262          32,399          9,027
                                               ----------    ----------      ----------     ----------
Net income...................................      15,186        27,282          39,375         10,742
Preferred dividends..........................                                     4,555          4,555
                                               ----------    ----------      ----------     ----------
Earnings applicable to common stockholders...  $   15,186    $   27,282      $   34,820     $    6,187
                                               ==========    ==========      ==========     ==========
Earnings per share:
Basic........................................  $      .48    $      .87      $     1.12     $      .20
                                               ==========    ==========      ==========     ==========
Diluted......................................  $      .47    $      .85      $     1.10     $      .20
                                               ==========    ==========      ==========     ==========
Shares of common stock used in computing
  earnings per share:........................
Basic........................................  31,873,031    31,188,977      31,129,164     31,130,973
                                               ==========    ==========      ==========     ==========
Diluted......................................  32,517,570    32,237,810      31,760,213     31,426,681
                                               ==========    ==========      ==========     ==========

                                                                    QUARTERS ENDED
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               --------------------------------------------------------
                                                MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                  1998          1998           1998            1998
                                               -----------   -----------   -------------   ------------
Revenue......................................    $511,390      $575,280        $652,385       $558,527
Cost and expenses............................     498,161       535,370         599,679        552,144
                                               ----------    ----------      ----------     ----------
Income before provision for income taxes.....      13,229        39,910          52,706          6,383
Provision for income taxes...................       5,821        17,560          22,568          2,758
                                               ----------    ----------      ----------     ----------
Net income...................................    $  7,408      $ 22,350        $ 30,138       $  3,625
                                               ==========    ==========      ==========     ==========
Earnings per share:
Basic........................................    $    .24      $    .62        $    .85       $    .11
                                               ==========    ==========      ==========     ==========
Diluted......................................    $    .23      $    .61        $    .83       $    .11
                                               ==========    ==========      ==========     ==========
Shares of Common Stock used in computing
  earnings per share:
Basic........................................  31,425,000    35,925,000      35,608,000     33,690,798
                                               ==========    ==========      ==========     ==========
Diluted......................................  32,561,483    36,730,233      36,180,000     34,068,603
                                               ==========    ==========      ==========     ==========

           AVIS GROUP HOLDINGS, INC. (FORMERLY AVIS RENT A CAR, INC.)

NOTE 24--RELATED PARTY TRANSACTIONS

    The Company and Avis Europe, plc cooperate jointly in marketing and promotional activities, the exchange of reservations, the honoring of charge cards and vouchers, and the transfer of the related billings. Two members of the Company's board of directors are executive officers of Cendant and one of these two Cendant executive officers also serves on the board of Avis Europe Limited, the parent company of Avis Europe, plc.

    The Company is affiliated with Cendant, which at January 1, 2000, owned approximately 18% of the common stockholders' equity of the Company, excluding potential conversion of Preferred Stock (see Notes 14 and 16). For the years ended December 31, 1999, 1998 and 1997, the Company earned vehicle rental revenues of approximately $63.6 million $62.1 million and $2.2 million, respectively, from Cendant and its subsidiary companies, of which approximately $1.1 million and $745 thousand was outstanding and is included in accounts receivable on the accompanying consolidated statements of financial position at December 31, 1999 and 1998, respectively. The Company purchased approximately $106.4 million, $90.4 million and $90.1 million in 1999, 1998 and 1997, respectively, of goods and services from these affiliated companies.

NOTE 25--LITIGATION

    From time to time, the Company is subject to routine litigation incidental to its business. The Company maintains insurance policies that cover most of the actions brought against the Company. The Company is not currently involved in any legal proceeding which it believes would have a material adverse effect upon its financial position or results of operations.