Form 10-Q
period 2000-03-31
AVIS GROUP HOLDINGS INC
filed 2000-05-09
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the quarterly period ended March 31, 2000

                     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     X          No
     -------


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2000: Common Stock, $.01 par value - Class A 31,131,712 shares.

AVIS GROUP HOLDINGS, INC.

INDEX

PART I. Financial Information

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

               Consolidated Statements of
                  Operations for the three months ended
                  March 31, 2000 and 1999..................................1

               Consolidated Statements of Financial
                  Position as of March 31, 2000

                  and December 31, 1999....................................2

               Consolidated Statements of Cash
                  Flows for the three months ended
                  March 31, 2000 an........................................3

               Notes to the Condensed Consolidated

                  Financial Statements .................................4-13


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS..............................................14-19


ITEM 3.        QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
               ABOUT MARKET RISKS.........................................20


                           PART II. Other Information

ITEM 6(a). EXHIBITS.......................................................22

ITEM 6(b)  .   REPORTS ON FORM 8-K .......................................23

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                                      Three months ended
                                                                           March 31,

                                                                 2000                  1999

                                                           --------------         -------------
Revenue:
Vehicle rental............................................  $      588,876        $      566,917
Vehicle leasing and other fee based.......................         424,157
                                                            --------------        --------------
                                                                 1,013,033               566,917
                                                            --------------        --------------
Costs and expenses:
Direct operating, net.....................................         226,693               218,834
Vehicle depreciation and lease charges, net...............         400,997               153,054
Selling, general and administrative.......................         180,084               110,801
Interest, net.............................................         144,797                48,442
Non-vehicle depreciation and amortization.................          13,019                 5,782
Amortization of cost in excess of
   net assets acquired ...................................          11,832                 3,174
                                                            --------------        --------------
                                                                   977,422               540,087
                                                            --------------        --------------
Income before provision for income taxes .................          35,611                26,830
Provision for income taxes................................          16,025                11,644
                                                            --------------        --------------
Net income................................................          19,586                15,186
Preferred stock dividend..................................           4,668
                                                            --------------        --------------
Earnings applicable to common stockholders................   $      14,918        $       15,186
                                                            ==============        ==============
Earnings per share:
Basic.....................................................  $          .48        $          .48
                                                            ==============        ==============

Diluted ..................................................  $          .48        $          .47
                                                            ==============        ==============

See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

                                                              March 31,           December 31,
                                                                 2000                 1999
                                                            --------------        --------------
                                                              (Unaudited)
ASSETS

Cash and cash equivalents................................   $       60,439         $      71,697
Cash held on deposit with financial institution..........          107,563                93,530
Restricted cash..........................................          217,563               253,080
Accounts receivable, net.................................        1,103,534             1,115,740
Finance lease receivables................................          885,228               871,034
Prepaid expenses.........................................           63,206                64,316
Vehicles, net-rental ....................................        3,805,948             3,367,362
Vehicles, net-leasing....................................        3,189,721             3,134,009
Property and equipment, net..............................          200,995               197,827
Other assets ............................................          118,269               115,273
Cost in excess of net assets acquired, net...............        1,777,074             1,794,390
                                                            --------------        --------------

   Total assets..........................................   $   11,529,540        $   11,078,258
                                                            ==============        ==============

LIABILITIES, PREFERRED STOCK AND
   COMMON STOCKHOLDERS' EQUITY

Accounts payable.........................................   $      585,191        $      588,377
Accrued liabilities .....................................          396,892               369,453
Due to affiliates, net...................................           79,257                59,396
Current income tax liabilities...........................           18,252                18,226
Deferred income tax liabilities, net ....................          178,881               181,256
Public liability, property damage and
   other insurance liabilities, net .....................          258,532               259,756
Vehicle debt ............................................        7,374,393             6,969,805
Acquisition debt ........................................        1,495,750             1,500,000
Minority interest (preferred membership interest)........           99,305                99,305
                                                            --------------        --------------

   Total liabilities ...................................        10,486,453            10,045,574
                                                            --------------        --------------
Commitments and contingencies

Class A Preferred stock .................................          360,000               360,000
Class B Preferred stock..................................           13,613                 9,000
Class C Preferred stock..................................            2,000                 2,000
                                                            --------------        --------------

   Total Preferred stock.................................          375,613               371,000
                                                            --------------        --------------
Common stockholders' equity:
Class A Common stock ....................................              359                   359
Additional paid-in capital ..............................          593,152               593,106
Retained earnings........................................          190,608               175,690
Accumulated other comprehensive loss ....................          (12,813)               (3,639)
Treasury stock ..........................................         (103,832)             (103,832)
                                                             --------------       ---------------
   Total common stockholders' equity.....................          667,474               661,684
                                                             -------------        --------------

   Total liabilities, preferred stock and common
   stockholders' equity .................................    $  11,529,540        $   11,078,258
                                                             =============        ==============

See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                    Three months ended
                                                                          March 31,

                                                                    2000              1999
                                                            --------------        -------------
Cash flows from operating activities:
    Net income .........................................    $       19,586        $      15,186
    Adjustments to reconcile net income to net cash
      provided by operating activities..................           425,354              151,612
                                                            --------------        -------------
   Net cash provided by operating activities............           444,940              166,798
                                                            --------------        -------------
Cash flows used in investing activities:

   Payments for vehicle additions ......................        (2,169,913)          (1,227,481)
   Vehicle deletions ...................................         1,353,147              793,349
   Increase in finance lease receivables................           (28,653)
   Payments for property and equipment..................           (13,999)              (5,630)
   Retirements of property and equipment ...............             2,186                  241
   Payment for purchase of rental car franchise licensee,
      net ofcash acquired of $8,011 in 1999.............                                 (1,879)
                                                            --------------      ---------------
   Net cash used in investing activities ...............          (857,232)            (441,400)
                                                            --------------      --------------
Cash flows from financing activities:
    Changes in debt:
      Proceeds .........................................           605,441              353,064
      Repayments .......................................          (189,517)             (21,072)
                                                            --------------      ---------------
      Net increase in debt .............................           415,924              331,992
   Payments for debt issuance costs  ...................              (367)
   Purchases of treasury stock..........................                                (47,768)
   Other................................................                                  1,679
                                                            --------------      ---------------
   Net cash provided by financing activities............           415,557              285,903
                                                            --------------      ---------------
Effect of exchange rate changes on cash ................             (490)                   19
                                                            --------------      ---------------
Net increase in cash and cash equivalents...............             2,775               11,320

Cash and cash equivalents and cash held on deposit
   with financial institution at beginning of period....           165,227               29,751
                                                            --------------      ---------------
Cash and cash equivalents and cash held on deposit
   with financial institution at end of period .........    $      168,002      $        41,071
                                                            ==============      ===============
Supplemental disclosure of cash flow information:

Cash interest paid......................................    $      118,088      $        51,728
                                                            ==============      ===============

Cash income taxes paid .................................    $       12,284      $         2,238
                                                            ==============      ===============
Business acquired:
Fair value of assets acquired, net of cash acquired
    of $8,011...........................................                        $        30,096
Liabilities assumed.....................................                                 28,217
                                                                                ---------------
Net cash paid for acquisition...........................                        $         1,879
                                                                                ===============

See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Avis Group Holdings, Inc. and its subsidiaries (the "Company" or "Avis Group."). These consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments only) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. The condensed consolidated statements of financial position include all of the assets and liabilities of the Company, including the Company's recently acquired vehicle lease and vehicle management business in the United States and Canada ("PHH North America"), and in Europe ("PHH Europe"), and of Wright Express LLC (collectively "VMS") from June 30, 1999. The condensed consolidated statements of financial position also include all the assets and liabilities of the Company's recently acquired rental vehicle franchisees, Motorent, Inc ("Motorent") and Rent A Car Company, Incorporated ("Rent -A-Car, Inc.") from June 30, 1999 and March 19, 1999, respectively. The condensed consolidated statements of operations include the results of these operations, subsequent to their dates of acquisition. Operating results for interim periods are not indicative of the results that can be expected for a full year. These consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K and Forms 8-K filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation. All amounts are in thousands except share data.

Note 2 - Cash Held on Deposit with Financial Institution

Cash held on deposit with financial institution represents lease payments collected from the Company's vehicle leasing customers by one of the Company's lenders in connection with the Company's VMS Domestic Asset Backed Financing Structure. Cash collected during the month by the lender net of vehicle purchases is settled with the Company in the early part of the following month.

Note 3- Earnings Per Share

Basic earnings per share is computed by dividing earnings applicable to common stockholders for the three month periods ended March 31, 2000 and 1999 by 31,131,712 and 31,873,031 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing earnings applicable to common stockholders for the three month periods ended March 31, 2000 and 1999 by 31,341,244 and 32,517,570 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of stock options.

Note 4 - Acquisitions

On June 30, 1999 the Company acquired VMS for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the acquisition subsidiary of $362.0 million of preferred stock.

The preliminary purchase cost allocation for the Company's acquisition of VMS, are subject to adjustment, when additional information concerning asset and liability valuations are obtained. The final asset and liability fair values will differ from those set forth in the accompanying statement of financial position at March 31, 2000. However, the changes are not expected to have a material effect on the financial position of the Company. The above mentioned acquisition has been accounted for by the purchase method. The financial statements include the operating results of this acquisition subsequent to the date of acquisition.

The following is the preliminary purchase cost allocation of the acquisitions described above (in thousands):

Purchase cost....................................... $   1,917,948
                                                     -------------
Fair value of:
     Assets acquired................................     4,807,868
     Liabilities assumed............................     4,272,154
                                                     -------------
Net assets..........................................       535,714
                                                     -------------
Cost in excess of net assets acquired............... $   1,382,234
                                                     =============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for $1.8 billion (including the issuance of Series A and Series C Preferred Stock) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1999 (in thousands, except share data):

                                                    Three months ended
                                                         March 31,
                                                           1999

                                                     ----------------
Revenue.............................................  $    968,823
                                                      ============
Income before provision for income taxes............  $     13,115
                                                      ============
Net income..........................................  $      4,606
Preferred stock dividends...........................         4,555
                                                      ------------
Earnings applicable to common stockholders..........  $         51
                                                      ============
Earnings per share:

Basic...............................................  $          -
                                                      ============
Diluted.............................................  $          -
                                                      ============

Note 5  - Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

                                                          Three months ended
                                                               March 31,
                                                            2000        1999
                                                        ----------   ---------
Net income..........................................    $  19,586    $  15,186
Foreign currency translation adjustment.............       (9,174)         400
                                                        ----------   ---------
Comprehensive income................................    $  10,412    $  15,586
                                                        ==========   =========

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6- Financing and Debt

Debt outstanding at March 31, 2000 and December 31, 1999 consist of the following (in thousands):


                                                                                             March 31,           December 31,
                                                                                                2000                 1999
                                                                                        ------------------     ----------------
Vehicle Rental

Commercial Paper Notes                                                                  $        1,341,269     $      1,026,261
Short-term notes-foreign                                                                           169,236              111,259
Series 1997-1A asset backed notes Medium Term Notes due May through
    October 2000 at  6.22%                                                                         800,000              800,000
Series 1997-1B asset backed notes Medium Term Notes due May through
    October 2002 at  6.40%                                                                         850,000              850,000
Series 1999-1 asset backed notes Medium Term Notes due December 2004 through
    May 2005 at  6.14%                                                                             600,000              600,000
Revolving credit facility due June 2005                                                             47,000               62,000
Other                                                                                                5,793                5,902
                                                                                        ------------------     ----------------
        Total Vehicle Rental Debt                                                                3,813,298            3,455,422
                                                                                        ------------------     ----------------
Vehicle Leasing and Other Fee Based

Commercial Paper Notes                                                                           1,584,854            1,521,498
Canadian short term borrowings                                                                      28,468               44,563
Series 1999-2 floating rate asset-backed notes, Class A-1                                          550,000              550,000
Series 1999-2 floating rate asset-backed notes, Class A-2                                          450,000              450,000
Foreign Asset  Backed Securities - UK Advances                                                     833,292              850,443
Self-fund notes                                                                                     29,969               30,397
Wright Express Certificates of Deposit                                                              84,512               67,482
                                                                                        ------------------     ----------------
        Total Vehicle Leasing and Other Fee Based Debt                                           3,561,095            3,514,383
                                                                                        ------------------     ----------------
Acquisition Financing

Term A Loan  Notes due June 2005                                                                   246,250              250,000
Term B Loan  Notes due June 2006                                                                   374,750              375,000
Term C Loan  Notes due June 2007                                                                   374,750              375,000
Senior Subordinated Notes due May 2009 at 11.00%                                                   500,000              500,000
                                                                                        ------------------     ----------------
        Total Acquisition Financing                                                              1,495,750            1,500,000
                                                                                        ------------------     ----------------
        Total Debt                                                                      $        8,870,143          $ 8,469,805
                                                                                        ==================     ================


Note 7 - Guarantor and Non-Guarantor Condensed Financial Statements

In connection with the VMS Acquisition and as part of the financing thereof, Avis Group Holdings, Inc. (the "Parent") issued and sold the Senior Subordinated Notes (see Note 6) which were registered on September 24, 1999 with the Securities and Exchange Commission. The Senior Subordinated Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of the Parent's domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999, respectively, of: (a); the Parent (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries;
(d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

AVIS GROUP HOLDINGS, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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


                                                                                              Condensed
                                                                              Consolidating Statements of Operations

                                                                           For the Three Months Ended March 31, 2000
                                                                                              (in thousands)
                                                     -------------------------------------------------------------------------------

                                                                                          Non-                       Avis Group
                                                                     Guarantor      Guarantor                       Holdings, Inc.
                                                         Parent     Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                                     ------------  -------------  ---------------  --------------  ---------------
Revenue                                                            $   560,229    $       452,804                  $     1,013,033
                                                                   -------------  ---------------                  ---------------
Costs and expenses:
Direct operating, net............................                        196,868           29,825                          226,693
Vehicle depreciation and lease charges, net......                        131,338          269,659                          400,997
Selling, general and administrative..............                        132,460           47,624                          180,084
Interest, net....................................    $    40,042          43,802           60,953                          144,797
Non-vehicle depreciation and amortization........                          8,658            4,361                           13,019
Amortization of cost in excess of net
   assets acquired...............................                         10,270            1,562                           11,832
                                                     ------------  -------------  ---------------                  ---------------
                                                           40,042        523,396          413,984                          977,422
                                                     ------------  -------------  ---------------                  ---------------
                                                          (40,042)        36,833           38,820                           35,611
Equity in earnings of subsidiaries...............          44,051         29,555                   $     (73,606)
                                                     ------------  -------------  ---------------  --------------  ---------------
Income before provision for income taxes.........           4,009         66,388           38,820        (73,606)           35,611
Provision for income taxes.......................         (15,577)        22,337            9,265                           16,025
                                                     ------------  -------------  ---------------  --------------  ---------------
    Net income...................................    $     19,586  $      44,051  $        29,555  $     (73,606)  $        19,586
                                                     ============  =============  ===============  ==============  ===============


                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the Three Months Ended March 31, 1999
                                                                                             (in thousands)
                                                     -----------------------------------------------------------------------------
                                                                                        Non-                          Avis Group
                                                                     Guarantor       Guarantor                      Holdings, Inc.
                                                        Parent      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                     ------------  -------------  ---------------  --------------  ---------------
Revenue                                                            $     507,570  $     59,347                     $       566,917
                                                                   -------------  ---------------                  ---------------
Costs and expenses:
Direct operating, net............................                        191,583           27,251                          218,834
Vehicle depreciation and lease charges, net......                        137,894           15,160                          153,054
Selling, general and administrative..............                        102,750            8,051                          110,801
Interest, net....................................    $      3,459         44,090              893                           48,442
Non-vehicle depreciation and amortization........                          5,214              568                            5,782
Amortization of cost in excess of net
   assets acquired...............................                          3,127               47                            3,174
                                                     ------------  -------------  ---------------                  ---------------
                                                            3,459        484,658           51,970                          540,087
                                                     ------------  -------------  ---------------                  ---------------
                                                           (3,459)        22,912            7,377                           26,830
Equity in earnings of subsidiaries...............          17,434          4,987                   $      (22,421)
                                                     ------------  -------------  ---------------  --------------  ---------------
Income before provision for income taxes.........          13,975         27,899            7,377         (22,421)          26,830
Provision  (benefit) for  income taxes...........          (1,211)        10,465            2,390                           11,644
                                                     ------------  -------------  ---------------  --------------  ---------------
    Net income...................................    $     15,186  $      17,434  $         4,987  $      (22,421) $        15,186
                                                     ============  =============  ===============  ==============  ===============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                         Condensed
                                                                         Consolidating Statements of Financial Position
                                                                                         March 31, 2000
                                                                                         (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                                         Non-                          Avis Group
                                                                       Guarantor      Guarantor                      Holdings, Inc.
                                                           Parent    Subsidiaries   Subsidiaries     Eliminations     Consolidated
                                                        -----------  ------------  --------------   --------------   ---------------
ASSETS

Cash and cash equivalents........................       $        49   $    12,973    $     47,417                     $     60,439
Cash held on deposit with financial institution..                                         107,563                          107,563
Restricted cash..................................                                         217,563                          217,563
Accounts receivable, net.........................                         246,922         856,612                        1,103,534
Finance lease receivables........................                                         885,228                          885,228
Due from affiliates, net.........................            26,681       147,016        (173,697)
Prepaid expenses.................................                          50,754          12,452                           63,206
Vehicles, net rental.............................                         (82,488)      3,888,436                        3,805,948
Vehicles, net leasing............................                          35,582       3,154,139                        3,189,721
Property and equipment, net......................                         166,495          34,500                          200,995
Investment in subsidiaries.......................         2,146,058     1,323,046                     $ (3,469,104)
Other assets.....................................               999        73,720          43,550                          118,269
Cost in excess of net assets acquired, net.......                       1,583,672         193,402                        1,777,074
                                                        -----------  ------------  --------------   --------------   ---------------
Total assets.....................................       $ 2,173,787   $ 3,557,692    $  9,267,165     $ (3,469,104)   $ 11,529,540
                                                        ===========  ============  ==============   ==============   ===============
LIABILITIES, PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY

Accounts payable.................................                     $   204,914    $    380,277                     $     585,191
Accrued liabilities..............................       $    24,477       362,764           9,651                           396,892
Due to affiliates, net...........................                          79,257                                            79,257
Current income tax liabilities...................                          17,945             307                            18,252
Deferred income tax liabilities, net.............           (60,914)      162,022          77,773                           178,881
Public liability, property damage and other
   insurance liabilities, net....................                         203,122          55,410                           258,532
Debt.............................................         1,542,750         5,997       7,321,396                         8,870,143
Minority interest (preferred membership interest)                                          99,305                            99,305
Preferred stock..................................                         375,613                                           375,613
Common stockholders' equity......................           667,474     2,146,058       1,323,046     $ (3,469,104)         667,474
                                                        -----------  ------------  --------------   --------------   ---------------
Total liabilities, preferred stock and
   common stockholders' equity...................       $ 2,173,787   $ 3,557,692    $  9,267,165     $ (3,469,104)   $  11,529,540
                                                        ===========  ============  ==============   ==============   ===============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                               Condensed
                                                                                Consolidating Statements of Financial Position
                                                                                         December 31, 1999
                                                                                             (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                                        Non-                          Avis Group
                                                                      Guarantor      Guarantor                       Holdings, Inc.
                                                            Parent   Subsidiaries   Subsidiaries     Eliminations     Consolidated
                                                        -----------  ------------  --------------   --------------   ---------------
ASSETS

Cash and cash equivalents........................       $        54   $    42,184    $     29,459                     $    71,697
Cash held on deposit with financial institution..                                          93,530                          93,530
Restricted cash..................................                                         253,080                         253,080
Accounts receivable, net.........................                (9)      210,962         904,787                       1,115,740
Finance lease receivables........................                                         871,034                         871,034
Prepaid expenses.................................                          41,282          23,034                          64,316
Vehicles, net-rental.............................                         (75,581)      3,442,943                       3,367,362
Vehicles, net-leasing............................                          55,704       3,078,305                       3,134,009
Property and equipment, net......................                         161,651          36,176                         197,827
Investment in subsidiaries.......................         2,121,275     1,272,000                     $ (3,393,275)
Other assets.....................................             1,000        78,863          35,410                         115,273
Cost in excess of net assets
    acquired, net................................                       1,595,529         198,861                       1,794,390
                                                        -----------  ------------  --------------   --------------   ---------------
Total assets.....................................       $ 2,122,320   $ 3,382,594    $  8,966,619     $ (3,393,275)   $11,078,258
                                                        ===========  ============  ==============   ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.................................                     $   273,102    $    315,275                       $  588,377
Accrued liabilities..............................       $    16,774       366,602         (13,923)                         369,453
Due (from) to affiliates, net....................           (84,266)     (119,494)        263,156                           59,396
Current income tax liabilities...................                          17,910             316                           18,226
Deferred income tax liabilities, net.............           (42,982)      144,893          79,345                          181,256
Public liability, property damage and other
   insurance liabilities, net....................                         206,111          53,645                          259,756
Debt.............................................         1,562,000        10,305       6,897,500                        8,469,805
Minority interest (preferred membership interest)                                          99,305                           99,305
Preferred stock..................................                         371,000                                          371,000
Common stockholders' equity......................           670,794     2,112,165       1,272,000     $ (3,393,275)        661,684
                                                        -----------  ------------  --------------   --------------   ---------------
Total liabilities, preferred stock and
  common stockholders' equity....................       $ 2,122,320   $ 3,382,594    $  8,966,619     $ (3,393,275)     $11,078,258
                                                        ===========  ============  ==============   ==============   ===============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                          Condensed
                                                                            Consolidating Statements of Cash Flows
                                                                         For the Three Months Ended March 31, 2000
                                                                                          (in thousands)
                                                        ----------------------------------------------------------------------------

                                                                                        Non-                           Avis Group
                                                                       Guarantor     Guarantor                        Holdings, Inc.
                                                           Parent    Subsidiaries   Subsidiaries     Eliminations      Consolidated
                                                        -----------  ------------  ---------------  --------------   ---------------
Cash flows from operating activities:

Net income.......................................        $   19,586   $    44,051     $    29,555      $   (73,606)    $     19,586
Adjustments to reconcile net income to net cash  (used
in) provided by operating activities:............            43,710        79,760         301,884                           425,354
                                                        -----------  ------------  --------------   --------------   ---------------
    Net cash  provided by operating activities...            63,296       123,811         331,439          (73,606)         444,940
                                                        -----------  ------------  --------------   --------------   ---------------
Cash flows from investing activities:

Payments for vehicle additions...................                         (11,101)     (2,158,812)                       (2,169,913)
Vehicle deletions................................                         (97,938)      1,451,085                         1,353,147
Decrease in finance lease receivables............                                         (28,653)                          (28,653)
Payments for property and equipment..............                         (11,075)         (2,924)                          (13,999)
Retirements of property and equipment............                             955           1,231                             2,186
Investment in subsidiaries.......................           (44,051)      (29,555)                          73,606
                                                        -----------  ------------  --------------   --------------   ---------------
    Net cash used in investing activities........           (44,051)     (148,714)       (738,073)          73,606         (857,232)
                                                        -----------  ------------  --------------   --------------   ---------------
Cash flows from financing activities:
Net increase in (repayment of) debt..............           (19,250)       (4,308)        439,482                            415,924
Payments for debt issuance costs.................                                            (367)                             (367)
                                                        -----------  ------------  --------------   --------------   ---------------
    Net cash provided by (used in) financing                (19,250)       (4,308)        439,115                           415,557
      activities.................................
                                                        -----------  ------------  --------------   --------------   ---------------
Effect of exchange rate changes on cash..........                                            (490)                             (490)
                                                        -----------  ------------  --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents             (5)      (29,211)         31,991                             2,775
Cash and cash equivalents at beginning of period.                54        42,184         122,989                           165,227
                                                        -----------  ------------  --------------   --------------   ---------------
    Cash and cash equivalents at end of  period..       $        49   $    12,973     $   154,980      $               $    168,002
                                                        ===========  ============  ==============   ==============   ===============

Supplemental disclosure of cash flow information:

    Cash interest paid...........................                                                                      $    118,088
                                                                                                                     ===============
    Cash income taxes paid.......................                                                                      $     12,284
                                                                                                                     ===============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued
(Unaudited)

Note 7 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                            Condensed
                                                                            Consolidating Statements of Cash Flows
                                                                         For the Three Months Ended March 31, 1999
                                                                                            (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                                         Non-                           Avis Group
                                                                      Guarantor       Guarantor                       Holdings, Inc.
                                                            Parent   Subsidiaries   Subsidiaries      Eliminations     Consolidated
                                                        -----------  ------------  --------------   --------------   ---------------
Cash flows from operating activities:

Net income.......................................       $    15,186   $    17,434   $       4,987    $    (22,421)     $    15,186
Adjustments to reconcile net income to net cash (used
in)provided by operating activities:..............           48,337       (30,954)        134,229                          151,612
                                                        -----------  ------------  --------------   --------------   ---------------
    Net cash (used in) provided by operating activities      63,523       (13,520)        139,216         (22,421)         166,798
                                                        -----------  ------------  --------------   --------------   ---------------
Cash flows from investing activities:

Payments for vehicle additions...................                          20,081      (1,247,562)                      (1,227,481)
Vehicle deletions................................                          31,799         761,550                          793,349
Payments for property and equipment..............                          (5,167)           (463)                          (5,630)
Retirements of property and equipment............                             201              40                              241
Investment in subsidiaries.......................           (17,434)       (4,987)                         22,421
Payment for purchase of rental car franchise licensee                      (1,879)                                          (1,879)
                                                        -----------  ------------  --------------   --------------   ---------------
    Net cash (provided) used in investing activities        (17,434)       40,048        (486,435)         22,421         (441,400)
                                                        -----------  ------------  --------------   --------------   ---------------
Cash flows from financing activities:
Net increase in debt.............................                         (22,460)        354,452                          331,992
Proceeds from  public offering...................           (47,768)                                                       (47,768)
Other............................................             1,679                                                          1,679
Cash dividends...................................                           4,866          (4,866)
                                                        -----------  ------------  --------------   --------------   ---------------
    Net cash provided by (used in) financing                (46,089)      (17,594)        349,586                          285,903
     activities....................................
                                                        -----------  ------------  --------------   --------------   ---------------
Effect of exchange rate changes on cash..........                                              19                               19
                                                        -----------  ------------  --------------   --------------   ---------------
Net increase in cash and cash equivalents........                           8,934           2,386                           11,320
Cash and cash equivalents at beginning of period.                11         9,776          19,964                           29,751
                                                        -----------  ------------  --------------   --------------   ---------------
Cash and cash equivalents at end of  period......       $        11   $    18,710   $      22,350    $         -      $     41,071
                                                        ===========  ============  ==============   ==============   ===============
Supplemental disclosure of cash flow information:

    Cash interest paid...........................                                                                     $     51,728
                                                                                                                     ===============
    Cash income taxes paid.......................                                                                     $      2,238
                                                                                                                     ===============

Business acquired:
Fair value of assets acquired, net of cash
    acquired of $8,011...........................                                                                     $     30,096
Liabilities assumed..............................                                                                           28,217
                                                                                                                     ---------------
Net cash paid for acquisitions...................                                                                     $      1,879
                                                                                                                     ===============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Segment Information

Prior to the purchase of VMS on June 30, 1999 (see Note 4), the Company operated in one industry segment; the rental car business. As of July 1, 1999, the Company began operating in two business segments as follows:

   Vehicle Rental                 The Company rents vehicles to business
                                  and leisure customers
 .
   Vehicle Leasing and
    other  fee  based services    The  Company leases  vehicles to customers
                                  under closed end and open end leases.  Fee
                                  based  services   include  fuel  and
                                  maintenance cards, accident management and various other vehicle services which enable customers to effectively manage costs and enhance productivity.

Prior to the purchase of VMS on June 30, 1999, the Company operated in four geographic areas: the United States, Australia/New Zealand, Canada and Other Foreign Operations. As a result of the VMS acquisition, the Company added an additional geographic area; the United Kingdom. Revenue generated from each of the Company's business segments is recorded in the country in which rental, vehicle leasing and other fee based services are provided. The accounting policies of each geographic area are the same as those described in the summary of significant accounting policies (see Note 1 of the notes to the audited annual consolidated financial statements). EBITDA represents net income, plus non-vehicle interest expense (acquisition interest), non-vehicle depreciation and amortization, and income taxes. Corporate represents primarily acquisition related interest, amortization of net assets acquired and amortization of deferred financing fees. The operations within major business segments and major geographic areas for the three months ended March 31, 2000 and 1999 are summarized as follows:


                                                             Three Months Ended                              Three Months Ended
Business Segments                                                March 31, 2000                                March 31, 1999
                                                  ------------------------------------------------------     -------------------
                                                                  Vehicle
                                                                 Leasing
                                                                 And other
                                                    Vehicle      Fee Based                                           Vehicle
                                                     Rental      Services      Corporate    Consolidated              Rental
                                                  -----------  -------------  ----------    ------------     -------------------
Revenue.......................................... $   588,876   $   424,157                 $  1,013,033       $        566,917
                                                  ===========  =============                ============     ===================
EBITDA........................................... $    49,442   $    46,649   $      204    $     96,295       $         35,786
                                                  ===========  =============  ==========    ============     ===================
Income (loss) before provision for income taxes.. $    38,925   $    39,949   $ ( 43,263)   $     35,611       $         26,830
                                                  ===========  =============  ==========    ============     ===================
Total assets..................................... $ 5,342,650   $ 6,186,890                 $ 11,529,540       $      4,809,084
                                                  ===========  =============                ============     ===================




Geographic Areas                                                Three Months Ended March 31, 2000
----------------                                   ---------------------------------------------------------------------------------

                                                                                                             Other
                                                    United       United        Australia/                   Foreign
                                                    States       Kingdom      New Zealand     Canada      Operations   Consolidated
                                                  -----------  -------------  ------------  ------------  -----------  -------------
Revenue.......................................... $  865,140   $     67,716    $  35,073     $  34,558     $  10,546    $ 1,013,033
                                                  ===========  =============  ============  ============  ===========  =============
EBITDA........................................... $   67,921   $     19,892    $   5,575     $   2,052     $     855    $    96,295
                                                  ===========  =============  ============  ============  ===========  =============
Income before provision for income taxes......... $   12,926   $     15,130    $   5,278     $   1,647     $     630    $    35,611
                                                  ===========  =============  ============  ============  ===========  =============
Total assets..................................... $9,589,025   $  1,467,106    $ 105,066     $ 307,786      $  60,557   $11,529,540
                                                  ===========  =============  ============  ============  ===========  =============



                                                                Three Months Ended March 31, 1999
                                                  ---------------------------------------------------------------------
                                                                                               Other
                                                    United      Australia/                    Foreign
                                                    States     New Zealand       Canada      Operations   Consolidated
                                                  -----------  ------------  -------------  ------------  -------------
Revenue.......................................... $  508,613   $    33,664    $   17,404     $   7,236    $   566,917
                                                  ===========  ============  =============  ============  =============
EBITDA........................................... $   29,455   $     8,024    $      410     $  (2,103)   $    35,786
                                                  ===========  ============  =============  ============  =============
Income (loss) before provision for income taxes.. $   21,205   $     7,743    $      171     $  (2,289)   $    26,830
                                                  ===========  ============  =============  ============  =============
Total assets..................................... $4,495,426   $    92,690    $  164,744     $  56,224    $ 4,809,084
                                                  ===========  ============  =============  ============  =============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Retirement Benefits

Effective January 1, 1999, the Company curtailed its defined benefit plans to its eligible salaried and hourly employees as of June 30, 1985. The Company recognized a nonrecurring $7.5 million pre-tax gain as a result of the curtailment which was recorded in January 1999 and is included in Direct Operating expense on the accompanying Statement of Operations for the three months ended March 31, 1999.

Note 10 - Subsequent Events

On April 18, 2000, the Company announced that it is negotiating an agreement with Banque Nationale de Paris ("BNP Paribas") to form a joint venture company that will own PHH Europe and within one year, merge with BNP Paribas' vehicle management subsidiary, Arval Service Lease S.A. ("Arval"). As part of the agreement, BNP Paribas will acquire an 80% interest in the venture and Avis will retain a 20% stake in the venture, receive $800 million in cash and have its intercompany indebtedness with PHH Europe repaid. The Company will license PHH North America's fleet management technology, PHH InterActive, to the joint venture and Arval, and receive an annual royalty. Any difference between the carrying value of the net assets of PHH Europe and the proceeds from the sale will be treated as an adjustment to cost in excess of net assets acquired relating to the VMS Acquisition (see Note 4). The transaction is expected to close in the second quarter of 2000.

On May 1, 2000, one of the Company's vehicle financing subsidiaries issued $250 million of Series 2000-1 Floating Rate Rental Car Asset Backed Notes. The notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence on February 2003 through July 2003. The interest rate with respect to the Series 2000-1 Notes will be equal to LIBOR plus 19 basis points per annum.

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

Management believes that a more meaningful comparison is made when the historical results of operations for the three months ended March 31, 2000 are compared to the pro-forma results of operations for the three months ended March 31, 1990, which give effect to the VMS acquisition, as if it had occurred on January 1, 1999.

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

Revenues:

Vehicle Rental Revenue:

         Revenue is recognized over the period the vehicle is rented.

Vehicle Leasing Revenue:

         The Company primarily leases vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for leases". Each lease is either classified as an operating lease or direct financing lease and are included in Vehicles, net and Finance Lease Receivables, respectively, on the accompanying Statement of Financial Position. Lease terms range from 12 months to 50 months. Amounts charged to the leases for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms.

Other Fee Based Revenue:

         Revenue  from  fleet   management   services  other  than  leasing  are
recognized over the period in which services are provided and the related expenses are incurred.

Expenses:

   (i) Vehicle rental expenses consist primarily of:
       o Direct operating expenses (primarily wages and related benefits, concessions and commissions paid to airport authorities, vehicle insurance premiums and other costs relating to the operation of the rental fleet);

       o Depreciation and lease charges relating to the rental fleet (including netgains or losses upon disposition of vehicles).

       o Selling,   general  and administrative  expenses (including payments
         to Cendant under the Master License Agreement, the Computer
         Services Agreement), reservation costs and other advertising and marketing costs, and commissions paid to airlines and travel agencies and

       o Interest expense, including those relating to the financing of its rental fleet.

  (ii) VMS' vehicle leasing and other fee based services expenses consist primarily of:

       o Depreciation and lease charges relating to the fleet (including net gains orlosses upon the disposition of vehicles);

       o Selling, general and administrative expenses includes wages and related benefits information processing and information services costs and
       o Interest expense relating primarily to VMS' leased fleet.

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

The following discussion and analysis provides information that management believes to be relevant to understanding the Company's financial position and results of operations:

RESULTS OF OPERATIONS

Historical Results of Operations for the Three Months Ended March 31, 2000 Compared to the Pro-forma Results of Operations for the Three Months Ended March 31, 1999

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):


                                               Historical                                               Pro-forma
                                     Three Months Ended March 31, 2000                   Three Months Ended March 31, 1999
                                 -------------------------------------------------  -----------------------------------------------
                                            Vehicle Leasing                                     VehicleLeasing
                                               And Other                                          And Other
                                  Vehicle      Fee Based                              Vehicle     Fee Based
                                  Rental       Services      Corporate     Total      Rental     Services      Corporate     Total
                                ----------  ---------------  ---------- ----------  ----------  -------------- ---------  ---------
Revenue:
     Vehicle Rental...........  $ 588,876                               $  588,876  $ 566,917                             $ 566,917
     Vehicle Leasing..........               $   351,108                   351,108              $   341,520                 341,520
     Other fee based..........                    73,049                    73,049                   60,386                  60,386
                                ----------  ---------------             ----------- ----------  --------------            ---------
      Total Revenue:               588,876       424,157                 1,013,033     566,917      401,906                 968,823
                                ----------  ---------------             ----------- ----------  --------------            ---------
Costs and expenses:
     Direct operating.........     226,693                                 226,693     218,834                              218,834
     Vehicle depreciation an
      lease charges, net......     147,232       253,765                   400,997     153,054      255,396                 408,450
     Selling, general and
      administrative..........     115,397        64,891      $   (204)    180,084     110,801       63,571
     Interest, net............      50,112        58,852                   108,964      48,442       47,096    $     500     96,038
                                ---------   ---------------  ---------- ----------- ----------  -------------- ---------  ---------
                                   539,434       377,508          (204)    916,738     531,131      366,063          500    897,694
                                ---------   ---------------  ---------- ----------- ----------  -------------- ---------  ---------
EBITDA........................      49,442        46,649           204      96,295      35,786       35,843         (500)    71,129
Interest - acquisition debt...                                  35,833      35,833                                34,461     34,461
Amortization of cost in excess
of net assets acquired........       3,159         1,782         6,891      11,832       3,174        2,026        6,615     11,815
Non-vehicle depreciation and
      amortization............       7,358         4,918           743      13,019       5,782        5,641          315     11,738
                                ----------  ---------------  ---------- ----------- ----------  -------------- ---------  ---------
Income before provision for
   income taxes...............  $   38,925   $    39,949       (43,263)     35,611  $   26,830  $    28,176    $ (41,891)    13,115
                                ==========  ===============  ========== =========== ==========  ============== =========
Provision for income taxes....                                              16,025                                            8,509
                                                                        -----------                                       ---------
Net income....................                                           $  19,586                                        $   4,606
                                                                        ===========                                       =========



VEHICLE RENTAL:

Revenue

Revenue increased 3.9%, from $566.9 million to $588.9 million, compared to the same period in 1999. The increase in revenue is due primarily to overall market demand (2.0%) and the acquisitions of the stock of Motorent, Inc. on June 30, 1999, and Rent-A-Car Company, Inc. on March 19, 1999 (1.9% combined). The revenue increase reflected a 2.6% increase in the number of rental transactions and a 1.3% increase in revenue per rental transaction.

Costs and Expenses

Total costs and expenses increased 1.8%, from $540.1 million to $550.0 million, compared to the same period in 1999. Direct operating expenses increased 3.6%, from $218.8 million to $226.7 million, compared to the same period in 1999. As a percentage of revenue, direct operating expenses declined to 38.5%, from 38.6% for the corresponding period in 1999. Operating efficiencies were derived primarily from lower vehicle insurance costs (0.4% of revenue), lower airport commissions (1.9% of revenue), and were partially offset by higher compensation costs (1.2% of revenue). 1999 included a one-time $7.5 million credit (1.3% of revenue), resulting from the curtailment of the Company's Defined Benefit Plan.

Vehicle depreciation and lease charges decreased 3.8%, from $153.1million to $147.2 million, compared to the same period in 1999. As a percentage of revenue, vehicle depreciation and lease charges were 25.0% of revenue, as compared to 27.0% of revenue for the corresponding period in 1999. The change reflected no increase in the average rental fleet combined with a lower monthly cost per vehicle.

Selling, general and administrative expenses increased 4.1%, from $110.8 million to $115.4 million, compared to the same period in 1999. The increase was due to higher royalty fees ($1.5 million), higher marketing expenses ($1.7 million), and higher travel agency commission expenses ($0.9 million).

Fleet related interest expense increased 3.4%, from $48.4 million to $50.1 million, compared to the same period in 1999, due to higher average interest rates.

Income before provision for income taxes increased 45.1%, from $26.8 million to $38.9 million, compared to the same period in 1999. The increase reflects higher revenue and decreased costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES:

Revenues:

VMS' revenues for the three-month period ended March 31, 2000, totaled $424.2 million and increased $22.3 million against the comparable period ended March 31, 1999. The increase was the result of a $9.6 million increase in Vehicle Leasing Revenue and a $12.6 million increase in Other Fee Based Revenue.

Vehicle Leasing Revenues increased 2.8% in the three-month period ended March 31, 2000 to $351.1 million from $341.5 million for the comparable period in 1999. This increase in Leasing Revenue was due to a 1.6% increase in leased units compared to the same time last year and an increase in interest rates that is passed on to clients.

Other Fee Based Revenues increased 21% in the three-month period ended March 31, 2000, from $60.4 million in 1999 to $73.0 million in the comparable period in 2000. VMS realized solid growth in the three major fee based product lines of Fuel, Maintenance and Accident Management. Fuel revenues increased 37.1% driven by solid growth by Wright Express. Accident Management continued its strong growth as total revenues increased 10%.

Cost and Expenses:

Total cost and expenses increased 2.8% for the three-month period ended March 31, 2000, to $384.2 million from $373.7 million in the comparable 1999 period. The increase in cost and expenses was due principally to higher interest expense of $11.8 million increasing from $47.1 million to $58.9 million for the comparable period in 1999. This increase was primarily due to higher interest rates, most of which would have been passed through to clients

Income before provision for income taxes of $39.9 million for the three months ended March 31, 2000 was 41.8% higher than the $28.2 million reported in the comparable period in 1999. The increase in profitability was due mainly to higher Other Fee Based Revenues

Corporate:

Corporate expenses principally include interest expense and the amortization of deferred financing costs on the Company's Senior Subordinated Notes and its Term loans which were financed on June 30, 1999, in connection with the VMS acquisition (see Note 6 of the notes to the condensed consolidated financial statements). The increase in corporate expense for the three-month period ended March 31 2000 compared to the comparable three-month period in 1999, is principally due to an increase in interest rates on the Company's acquisition financing.

Income Taxes:

The Company's consolidated provision for income taxes for the three months ended March 31, 2000 increased 88.3% from $8.5 million to $16.0 million, compared to the same period in 1999. The effective income tax rate was 45.0%, down from 64.9% for the corresponding period in 1999. The effective rate decrease is due to primarily to an increase in income before provision for income taxes. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income:

Consolidated net income increased 325.2%, from $4.6 million to $19.6 million, compared to the same period in 1999. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of acquisition indebtedness. For the three months ended March 31, 2000, the Company's expenditures for new vehicles were approximately $2.2 billion and proceeds from the disposition of used vehicles were approximately $1.4 billion. For 2000, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1999. Since the late 1980's, Avis has acquired vehicles related to its car rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount ("Repurchase Programs"). These Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance. VMS has historically not participated in Repurchase Programs and management does not expect to do so in the future. Generally, customers with open-end leases, which make up approximately 85% of VMS' lease portfolio, bear the residual risk with respect to their vehicles, whereas with respect to closed-end leases, which made up approximately 15% of VMS' lease portfolio, VMS bears such residual risk. Avis and VMS have established methods for disposition of used vehicles that are not covered by Repurchase Programs.

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

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. The car rental trade receivables also provide liquidity with approximately 11 days of daily sales outstanding.

The Company made capital investments for property improvements totaling $14.0 million for the three months ended March 31, 2000.

Management has an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability.

The Vehicle Rental ABS Facility

Avis car rental options, has a domestic integrated financing program that as of March 31, 2000 provides for up to $3.75 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the Avis asset-backed securities ("ABS") Facility available for vehicles not covered by Repurchase Programs. The Avis ABS Facility provides for the issuance of up to $1.5 billion of asset backed variable funding notes (the "Variable Funding Notes") and $2.25 billion of asset-backed medium term notes are outstanding under the Avis ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in Avis's fleet.

 The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by MBIA and as a result are rated AAA by S&P and Aaa by Moody's. At March 31, 2000, Avis had approximately $3.6 billion of debt outstanding under the Avis ABS Facility and had approximately $159 million of additional credit available for rental vehicle purchases.

Based on current market conditions and Avis' current banking relationships, management expects to fund maturities of the Medium Term Notes either by the issuance of new medium term notes or an increase in the outstanding principal amount of the Variable Funding Notes depending on market conditions at the time the Medium Term Notes mature. However, management cannot be sure that this will occur.

On May 1, 2000, one of the Company's vehicle financing subsidiaries issued $250 million of Series 2000-1 Floating Rate Rental Car Asset Backed Notes (Series 2000-1 Notes). The notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence on February 2003 through July 2003. The interest rate with respect to the Series 2000-1 Notes will be equal to LIBOR plus 19 basis points per annum. The Series 2000-1 Notes are guaranteed under a Suerty Bond issued by AMBAC and are rated AAA by Standards and Poor and Aaa by Moody's. The Series 200-1 Notes rank pari pasu with the Variable Funding Note and the Medium Term Notes described above.

The Vehicle Leasing ABS Facilities

VMS-U.S currently has a $3.0 billion lease financing program (the "Vehicle Leasing ABS Facility") supported by the leases and vehicles owned by VMS-U.S. The Vehicle Leasing ABS facility consists of two classes of floating rate asset-backed notes; Class A-1 notes, which total $550 million and Class A-2, which total $450 million. Both classes of notes have an interest rate, which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and 35 basis points for the Class A-2 notes. The Class A-1 notes have an average expected life of 2 years and commence amortizing on March 2001 and have a final stated maturity of October 2006. The Class A-2 notes have an average expected life of 3 years and commence amortizing when the Class A-2 are repaid in full. The Class A-2 notes have a final stated maturity of October 2011. Both classes of notes are rated AAA by S&P and Aaa by Moody's. In addition to the floating rate asset-backed notes, the Company may issue up to $1.75 billion Variable Funding Investor Notes to a group of multi-seller commercial paper conduits. At March 31, 2000, the Company has also issued two series of Senior Preferred Membership Interest, which total $99.3 million.

VMS-U.K. currently has $838 million asset-backed facility (the "U.K.
ABS Facility") which is supported by the leases, vehicles and fuel card receivables of the various VMS-U.K. entities. The U.K ABS Facility is funded through a group of multi-seller commercial paper conduits. As of March 31, 2000 there was $833 million outstanding under this facility.

Borrowings for the Company's other international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company guarantees only the borrowings of its subsidiary in Argentina. At March 31, 2000, the total debt for the Company's international operations is approximately $1.1 billion. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

Acquisition Financing

Avis Group Holdings, Inc. is party to a credit agreement (the "New Credit Facility") which provides for up to $1.35 billion of borrowings in the form of
(1) A Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility. As of March 31, 2000, there is $47.0 million outstanding under the Revolving Credit Facility, $246.2 million under Term Loan A and $374.7 million outstanding under each of Term Loans B and C. The loans under the New Credit Facility bear interest at variable rates at fixed margin, above either The Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The New Credit Facility is guaranteed by each U.S subsidiary of Avis Group Holdings, Inc., but excluding any insurance subsidiaries, banking subsidiaries, and securitization or other vehicle financing subsidiaries. All borrowings by the Company under the New Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the New Credit Facility excluding assets that secure the ABS Facilities, and by a pledge of all the capital stock of each of Avis Group Holdings, Inc.'s U.S. subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries. The Senior Subordinated Notes (the "Notes") will mature in 2009. Avis Group Holdings, Inc.'s obligation under the Notes are subordinate and junior in right of payment in all existing and future senior indebtedness of the Company, including all indebtedness under the New Credit Facility. The obligations of the Company under the Notes and the Indenture will be guaranteed on a senior subordinated basis by each of the Company's U.S. subsidiaries, other than its banking subsidiaries, insurance subsidiaries and securitization and other vehicle financing subsidiaries which have not guaranteed senior indebtedness of the Company. The New Credit Facility and the Indenture contain numerous financing and operating covenants that limit the discretion of the Company's management with respect to certain business matters.

 These covenants place significant restrictions on, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge with other entities and otherwise restrict corporate activities. The New Credit Facility and the Indenture contain customary events of default. As of March 31, 2000, the Company was in compliance with all such covenants.

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

Forward Looking Information

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions, the ability of the Company and its vendors to complete the necessary actions to achieve a Year 2000 conversion for its computer systems and applications, and other risks which were detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 1999. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.

ITEM 3: QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Financial Disclosures About Market Risk

The Company has derivative financial instruments at March 31, 2000 that are sensitive to changes on its debt obligations and on its interest rate swap agreements. The following derivative instruments agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate fluctuations under its asset backed debt, the Company has entered into domestic and foreign interest rate cap and interest rate floor agreements with durations of 10 and 5 years, respectively. The domestic and foreign interest rate cap and interest rate floor agreements have notional values of $597.2 million and $698.1 million and $442.1 million and $522.1 million, respectively. The agreements established the domestic and foreign interest rate ceiling and floor on the asset-backed vehicle financing of 6.13% and 5.0% and 6.47% and 5.5%, respectively.

(b) The Company has also entered in U.S and Foreign Interest Rate Swap Agreements, which effectively convert floating to fixed rates of interest. At March 31, 2000, these swap agreements have an aggregate notional value of $912 million and terminate through May 2005.

 (c) Depending on market fundamentals of the price of gasoline and other conditions, the Company may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by the Company effectively establish a minimum sales transaction fee for the volume of gasoline purchased on the Company's programs. An increase in the value of the options is highly correlated to decreases in the average price of gasoline purchased by the Company's cardholders. Put options permit the Company to participate in price increases above the option price. The cost of an option is amortized in the month the options expire. Gains from the sale or exercise of options are recognized when the underlying option is sold. At March 31, 2000, the total contract amount of such options was 37.5 million gallons of gasoline and the unamortized cost of options was $391 thousand and is included in other assets in the Company's consolidated statement of financial position.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Avis Group Holdings, Inc.
                                             --------------------------
                                             (Registrant)





Dated:   May 9, 2000                         By: /s/ Kevin M. Sheehan
                                             --------------------------
                                             President-Corporate and Business
                                             Affairs and Chief Financial Officer
                                             (principal financial officer)




Dated:   May 9, 2000                         By: /s/ Timothy M. Shanley
                                             --------------------------
                                             Vice President and Controller
                                             (principal accounting officer)

                           Part II. Other Information

ITEM: 6(a)    EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


Exhibits filed with Form 10-Q for the quarter ended March 31, 2000 under the Securities Exchange Act of 1934.





                            AVIS GROUP HOLDINGS, INC.
                         Commission file number 1-13315

                                  EXHIBIT INDEX

Exhibit

   No.                             Description                          Page No.
--------         -----------------------------------------------      ----------


  27                   Financial Data Schedule for                         24
                       the Three months ended March 31, 2000




ITEM: 6(b)    REPORTS ON FORM 8-K

On March 31, 2000, the Company filed a Form 8-K(A), changing its name from Avis Rent A Car, Inc. to Avis Group Holdings, Inc effective as of March 27, 2000.