Form 10-Q
period 2000-06-30
AVIS GROUP HOLDINGS INC
filed 2000-08-09
CIK 1040445

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   For the quarterly period ended June 30, 2000

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13315

                                AVIS GROUP HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)

           Delaware                                             11-3347585
       (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                      identification No.)



                       900 Old Country Road, Garden City, New York 11530
                             Address of principal executive offices)
                                        (Zip Code)

                                     516)222-3000
                      (Registrant's telephone number, including area code)


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

Yes  X      No

   ----


 Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 9 , 2000: Common Stock, $.01 par value - Class A 31,131,712 shares.

AVIS GROUP HOLDINGS, INC.

INDEX

PART I. Financial Information

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                                                            Page

            Consolidated Statements of Operations for the three
               months and six months ended June 30, 2000 and 1999..............1

            Consolidated Statements of Financial Position as of
               June 30, 2000and December 31, ..................................2

            Consolidated Statements of Cash Flows for the six months
               ended June 30, 2000 and 1999....................................3

             Notes to the Condensed Consolidated Financial Statements ......4-16


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OFOPERATIONS.......................................17-26


ITEM 3.     QUANTATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
            ABOUT MARKET RISKS................................................27



PART II. Other

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............29


ITEM 6(a).  EXHIBITS..........................................................29

ITEM 6(b).  REPORT ON FORM 8-K ...............................................29

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED  STATEMENTS OF  OPERATIONS  (In  thousands,  except per share data)
(Unaudited)

                                                       Three months ended                          Six months ended
                                                            June 30,                                   June 30,
                                                  --------------------------                ------------------------------
                                                       2000           1999                     2000               1999
                                                  ----------      ----------                -----------        -----------
 Revenue:
 Vehicle rental..............................     $  666,597      $  637,457                $ 1,255,473        $ 1,204,374
 Vehicle leasing and other fee based.........        429,871                                    854,028
                                                  ----------      ----------                -----------
                                                   1,096,468         637,457                  2,109,501          1,204,374
                                                  ----------      ----------                -----------

 Costs and expenses:
 Direct operating, net.......................        229,314         242,886                    456,008            461,720
 Vehicle depreciation and lease charges, net.        426,505         165,417                    827,502            318,471
 Selling, general and administrative.........        186,192         120,381                    366,275            231,182
 Interest, net...............................        161,197          51,483                    305,994             99,925
 Non-vehicle depreciation and amortization ..         13,440           6,569                     26,459             12,351
 Amortization of cost in excess of
   net assets acquired ......................         11,762           3,177                     23,594              6,351
                                                  ----------      ----------                -----------        -----------
                                                   1,028,410         589,913                  2,005,832          1,130,000
                                                  ----------      ----------                -----------        -----------

 Income before provision for income taxes ...        6 8,058          47,544                    103,669             74,374
 Provision for income taxes..................         30,626          20,262                     46,651             31,906
                                                  ----------      ----------                -----------        -----------
 Net income..................................         37,432          27,282                     57,018             42,468
 Preferred stock dividend....................          4,667                                     9,335
                                                  ----------      ----------                -----------
 Earnings applicable to common stockholders..     $   32,765      $   27,282                $    47,683        $    42,468
                                                  ==========      ==========                ===========        ===========

 Earnings per share:

 Basic.......................................     $     1.05      $     0.87                $      1.53        $      1.35
                                                  ==========      ==========                ===========        ===========

 Diluted ....................................     $     1.05      $     0.85                $      1.52        $      1.31
                                                  ==========      ==========                ===========        ===========

 See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

                                                              June 30,                    December 31,
                                                                2000                          1999
                                                          ----------------              ---------------
                                                              (Unaudited)

ASSETS

Cash and cash equivalents.............................    $        151,114              $       71,697
Cash held on deposit with financial institution.......             143,610                      93,530
Restricted cash.......................................             243,952                     253,080
Accounts receivable, net..............................             681,150                   1,115,740
Assets held for sale, net.............................             869,222
Prepaid expenses......................................              62,222                      64,316
Finance lease receivables.............................             176,916                     871,034
Vehicles, net-rental..................................           4,148,989                   3,367,362
Vehicles, net-leasing.................................           3,053,234                   3,134,009
Property and equipment, net...........................             182,567                     197,827
Other assets..........................................             104,797                     115,273
Cost in excess of net assets acquired, net............           1,240,826                   1,794,390
                                                          ----------------              ---------------
   Total assets.......................................    $     11,058,599              $   11,078,258
                                                          ================              ===============
LIABILITIES, PREFERRED STOCK AND
   COMMON STOCKHOLDERS' EQUITY

Accounts payable......................................    $        530,500              $      588,377
Accrued liabilities ..................................             354,160                     369,453
Due to affiliates, net................................              76,659                      59,396
Current income tax liabilities........................              20,012                      18,226
Deferred income tax liabilities, net .................             161,057                     181,256
Public liability, property damage and
   other insurance liabilities, net ..................             257,477                     259,756
Vehicle debt..........................................           7,006,064                   6,969,805
Acquisition debt .....................................           1,491,500                   1,500,000
Minority interest (preferred membership interest).....              99,305                      99,305
                                                          ----------------              ---------------
   Total liabilitie..................................            9,996,734                  10,045,574
                                                          ----------------              ---------------

Commitments and contingencies

Preferred Stock:
Class A Preferred stock ..............................             360,000                     360,000
Class B Preferred stock...............................              18,225                       9,000
Class C Preferred stock...............................               2,000                       2,000
                                                          ----------------              ---------------
   Total preferred stock..............................             380,225                     371,000
                                                          ----------------              ---------------

Common stockholders' equity:
Class A Common stock .................................                 359                         359
Additional paid-in capital ...........................             593,199                     593,106
Retained earnings.....................................             223,373                     175,690
Accumulated other comprehensive loss                               (31,459)                     (3,639)
Treasury stock .......................................            (103,832)                   (103,832)
                                                          -----------------             ---------------
   Total common stockholders' equity..................             681,640                     661,684
                                                          -----------------             ---------------
   Total liabilities, preferred stock and common
     stockholders' equity ............................    $     11,058,599              $   11,078,258
                                                          =================             ===============

See notes to the condensed consolidatedfinancial statements.

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                         Six months ended
                                                                             June 30,

                                                            -------------------------------------------
                                                                2000                         1999
                                                            --------------              ---------------
Cash flows from operating activities:

  Net income .........................................      $      57,018               $       42,468
  Adjustments to reconcile net income to net cash
     provided by operating activities  ...............            868,101                      249,395
                                                            --------------              ---------------
  Net cash provided by operating activities...........            925,119                      291,863
                                                            --------------              ---------------

Cash flows from investing activities:

  Payments for vehicle additions .....................         (3,957,921)                  (2,494,247)
  Vehicle deletions ..................................          2,379,842                    1,526,780
  Increase in finance lease receivables...............            (65,906)
  Payments for property and equipment.................            (28,779)                     (17,953)
  Retirements of property and equipment ..............               9,018                       1,073
  Payments for purchase of rental car franchise
     licensee, net of cash acquired of
     $11,065 in 1999 .................................                                         (42,503)
  Payment for purchase of PHH Holdings, net of
     cash acquired of $170,568 in 1999................                                      (1,330,932)
                                                            --------------              ---------------
  Net cash used in investing activities ..............         (1,663,746)                  (2,357,782)
                                                            --------------              ---------------

Cash flows from financing activities:

  Changes in debt:
  Proceeds ...........................................          1,254,649                    5,882,621
  Repayments .........................................           (377,470)                  (3,510,624)
                                                            --------------              ---------------
  Net increase in debt ...............................            877,179                    2,371,997
  Payments for debt issuance costs  ..................             (7,775)                      (1,635)
  Purchases of treasury stock.........................                                         (57,237)
  Other...............................................                                           3,326
                                                            --------------              ---------------
  Net cash provided by financing activities...........            869,404                    2,316,451
                                                            --------------              ---------------
Effect of exchange rate changes on cash ..............             (1,280)                          87
                                                            --------------              ---------------
Net increase in cash and cash equivalents.............            129,497                      250,619
Cash and cash equivalents and cash held on deposit
  with financial institution at beginning of period ..            165,227                       29,751
                                                            --------------              ---------------
Cash and cash equivalents and cash held on deposit
  with financial institution at end of period ........      $     294,724               $      280,370
                                                            ==============              ===============
Supplemental disclosure of cash flow information:

Cash interest paid....................................      $     294,979               $      107,466
                                                            ==============              ===============
Cash income taxes paid ...............................      $      23,134               $        5,329
                                                            ==============              ===============

Businesses acquired in 1999:
Fair value of assets acquired, net of cash acquired
  of $181,633.........................................                                  $    6,218,950
Liabilities assumed...................................                                       4,483,515
                                                                                        ---------------
Net assets acquired...................................                                       1,735,435
Less: issuance of Series A and Series C Preferred
  Stocks..............................................                                        (362,000)
                                                                                        ---------------

Net cash paid for acquisitions........................                                  $    1,373,435
                                                                                        ===============

See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Avis Group Holdings, Inc. and its subsidiaries (the "Company" or "Avis Group."). These consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments only) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. The consolidated statements of financial position include all of the assets and liabilities of the Company, including the Company's vehicle lease and vehicle management businesses in the United States and Canada ("PHH North America"), and in Europe ("PHH Europe") (see Note 5), and of Wright Express LLC (collectively "VMS") which were acquired on June 30, 1999. The consolidated statements of financial position also include all of the assets and liabilities of Rent A Car Incorporated ("Rent-A-Car, Inc.") and Motorent,
Inc. of Nashville, Tennessee ("Motorent") rental car franchisees, which were purchased on March 19, 1999 and June 30, 1999, respectively. The consolidated statements of operations include the results of these operations, subsequent to their dates of acquisition. Operating results for interim periods are not indicative of the results that can be expected for a full year. These consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the current report on Form 8-K, dated July 14, 2000, filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation. All amounts are in thousands except share data.

Note 2 - Cash Held on Deposit with Financial Institution

Cash held on deposit with financial institution represents lease payments collected from the Company's vehicle leasing customers by one of the Company's lenders in connection with the Company's domestic vehicle leasing Asset Backed Financing Structure (see Note 7). Cash collected during the month by the lender net of vehicle purchases is settled with the Company in the early part of the following month.

Note 3- Earnings Per Share

Basic earnings per share is computed by dividing earnings applicable to common stockholders for the three months ended June 30, 2000 and 1999 by 31,131,712 and 31,188,977 weighted average shares outstanding, respectively, and for the six months ended June 30, 2000 and 1999 by 31,131,712 and 31,529,114 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing earnings applicable to common stockholders for the three months ended June 30, 2000 and 1999 by 31,336,088 and 32,237,810 weighted average shares outstanding, respectively, and for the six months ended June 30, 2000 and 1999 by 31,339,247 and 32,380,499 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of stock options.

Note 4 - Acquisitions

On June 30, 1999, the Company acquired VMS for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the acquisition subsidiary of $362 million of preferred stock.

On March 19, 1999 and June 30, 1999, the Company also purchased Rent-A-Car, Inc. and Motorent using internally generated funds for approximately $53.8 million.

The combined purchase cost allocation for the Company's acquisitions of VMS, Rent-A-Car, Inc. and Motorent are as follows (in thousands):


Purchase cost....................................... $   1,917,948
                                                     -------------
Fair value of:
     Assets acquired................................     4,797,701
     Liabilities assumed............................     4,279,041
                                                     -------------
Net assets..........................................       518,660
                                                     -------------
Cost in excess of net assets acquired before
     Reclassification............................... $   1,399,288
                                                     =============

The above mentioned acquisitions have been accounted for by the purchase method. The financial statements include the operating results of these acquisitions subsequent to their dates of acquisition.

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for $1.8 billion (including the issuance of Series A and Series C Preferred Stock) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1999 (in thousands, except share data):


                                                      Three months         Six months
                                                         ended                ended
                                                      June 30, 1999       June 30, 1999
                                                      -------------       -------------

Revenue.........................................      $  1,047,494         $  2,016,317
                                                      ============         ============

Income before provision for income taxes........      $     36,745         $     49,843
                                                      ============         ============

Net income......................................      $     18,449         $     23,039
                                                      ============         ============

Preferred stock dividends.......................      $      4,555         $      9,110
                                                      ============         ============

Earnings applicable to common stockholders......      $     13,894         $     13,929
                                                      ============         ============

Earnings per share:

Basic...........................................      $        .45         $        .44
                                                      ============         ============

Diluted.........................................      $        .43         $        .43
                                                      ============         ============


If the acquisitions of Rent-A-Car, Inc. and Motorent had occurred on January 1, 1999, they would not have had a material impact on the result of operations for the three and six months ended June 30, 1999.

Note 5 - Assets Held For Sale, net

On June 30, 2000, the Company announced that it had signed a definitive agreement with Banque Nationale de Paris ("BNP Paribas") to form a joint venture company, that will own PHH Europe and, within one year, merge with BNP Paribas' vehicle management subsidiary, Arval Service Lease S.A. ("Arval"). As part of the agreement, BNP Paribas will acquire an 80% interest in the venture and the Company will initally retain a 20% interest in the venture, receive $800 million in cash and have its intercompany indebtedness with PHH Europe repaid. PHH Europe with its operations in the United Kingdom and Germany is engaged in the business of leasing vehicles and providing fee based services, including fuel and maintenance cards, accident management and other vehicle services to its customers. The Company will license PHH North America's fleet management technology, PHH InterActive, to the joint venture and Arval and receive an annual royalty for 10 years. Any difference between the carrying value of the net assets of PHH Europe and the proceeds from the sale is accounted for as an adjustment to cost in excess of net assets acquired relating to the VMS Acquisition (see Note 4). Accordingly, the net assets of PHH Europe, including the cost in excess of net assets acquired mentioned above, are reported as Assets Held for Sale, Net on the accompanying Consolidated Statement of Financial Position at June 30, 2000. On August 9, 2000, the Company completed it's announced agreement with BNP Paribas.

At June 30, 2000 Assets Held for Sale, net consists of (in thousands):

     Assets....................................   $1,895,122
     Liabilities...............................    1,025,900
                                                  -----------
                                                  $  869,222

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6- Comprehensive Income

Comprehensive income is comprised of the following (in thousands):



                                                                 Three months ended          Six months ended
                                                                        June 30,                  June 30,
                                                                ---------------------     ---------------------
                                                                   2000         1999         2000         1999
                                                                ---------    --------     ----------   --------
Net income..................................................    $ 37,432     $ 27,282     $  57,018    $ 42,468
Foreign currency translation adjustment, net of income taxes     (18,646)       2,280       (27,820)      2,680
                                                                ---------    --------     ----------   --------
Comprehensive income........................................    $ 18,786     $ 29,562     $  29,198    $ 45,148
                                                                =========    ========     ==========   ========

Note 7- Financing and Debt

Debt outstanding at June 30, 2000 and December 31, 1999 consist of the following (in thousands):

                                                                                     June 30,          December 31,
                                                                                       2000                 1999
                                                                                  -------------        ------------
Vehicle Rental

Commercial Paper Notes..................................................          $  1,315,363         $ 1,026,261
Short-term notes-foreign................................................               216,984             111,259
Series 1997-1A asset-backed Medium Term Notes due May through
    October 2000 at 6.22%...............................................               533,333             800,000
Series 1997-1B asset-backed Medium Term Notes due May through
    October 2002 at 6.40%...............................................               850,000             850,000
Series 1999-1 asset-backed Medium Term Notes due December 2004 through
    May 2005 at 6.14%...................................................               600,000             600,000
Series 2000-1 floating rate Rental Car Asset-Backed Notes due
    February 2003 through July 2003.....................................               250,000
Series 2000-2 floating rate Rental Car Asset-Backed Notes due
     March 2007 through August 2007.....................................               300,000
Revolving credit facility due June 2005.................................                60,000              62,000
Other...................................................................                 5,685               5,902
                                                                                  -------------        ------------
        Total Vehicle Rental Debt                                                    4,131,365           3,455,422
                                                                                  -------------        ------------

Vehicle Leasing and Other Fee Based

Commercial Paper Notes..................................................             1,709,688           1,521,498
Canadian short term borrowings..........................................                31,957              44,563
Series 1999-2 floating rate asset-backed notes, Class A-1...............               550,000             550,000
Series 1999-2 floating rate asset-backed notes, Class A-2...............               450,000             450,000
Foreign Asset  Backed Securities - UK Advances (see Note 5).............                                   850,443
Self-fund notes.........................................................                31,827              30,397
Wright Express Certificates of Deposit..................................               101,227              67,482
                                                                                  -------------        ------------
        Total Vehicle Leasing and Other Fee Based Debt                               2,874,699           3,514,383
                                                                                  -------------        -----------
        Total Vehicle Debt                                                           7,006,064           6,969,805
                                                                                  -------------        ------------

Acquisition Financing

Term A Loan  Notes due June 2005........................................               242,500             250,000
Term B Loan  Notes due June 2006........................................               374,500             375,000
Term C Loan  Notes due June 2007........................................               374,500             375,000
Senior Subordinated Notes due May 2009 at 11.00%........................               500,000             500,000
                                                                                  -------------        ------------
        Total Acquisition Financing.....................................             1,491,500           1,500,000
                                                                                  -------------        ------------
        Total Debt......................................................          $  8,497,564           8,469,805
                                                                                  =============        ============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements

In connection with the VMS Acquisition and as part of the financing thereof, Avis Group Holdings, Inc. (the "Parent") issued and sold the Senior Subordinated Notes (see Note 7) in a transaction exempt from registration under the Securities Act. The Senior Subordinated Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of the Parent's domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999, respectively, of: (a) the Parent (b) the guarantor subsidiaries (c) the non-guarantor subsidiaries (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries and (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions (in thousands):

Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been made because management beleives that such information is not material to holders of the Senior Subordinated Notes.


                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the six months ended June 30, 2000
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                       Non-                          Avis Group
                                                                      Guarantor     Guarantor                      Holdings, Inc.
                                                         Parent     Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                       ----------   ------------  ---------------  --------------  ----------------
Revenue                                                             $  1,179,926    $  929,575                     $  2,109,501
                                                                    ------------  ---------------                  ----------------
Costs and expenses:
Direct operating, net............................                        401,713        54,295                          456,008
Vehicle depreciation and lease charges, net......                        265,060       562,442                          827,502
Selling, general and administrative..............                        270,283        95,992                          366,275
Interest, net....................................      $  80,249         100,422       125,323                          305,994
Non-vehicle depreciation and amortization........                         17,314         9,145                           26,459
Amortization of cost in excess of net
   assets acquired...............................                         20,536         3,058                           23,594
                                                       ----------   ------------  ---------------                  ----------------
                                                          80,249       1,075,328       850,255                        2,005,832
                                                       ----------   ------------  ---------------                  ----------------
                                                         (80,249)        104,598        79,320                          103,669
Equity in earnings of subsidiaries...............        107,458          62,027                   $   (169,485)
                                                       ----------   ------------  ---------------  --------------  ----------------
Income before provision for income taxes.........         27,209         166,625        79,320         (169,485)        103,669
Provision  (benefit) for  income taxes...........        (29,809)         59,167        17,293                           46,651
                                                       ----------   ------------  ---------------  --------------  ----------------
    Net income...................................      $  57,018    $    107,458  $     62,027     $   (169,485)   $     57,018
                                                       ==========   ============  ===============  ==============  ================

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the six months ended June 30, 1999
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                            Non-                     Avis Group
                                                                         Guarantor        Guarantor                  Holdings, Inc.
                                                          Parent        Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                        -------------  -------------  --------------   ------------  --------------
Revenue                                                                $ 1,086,437     $   117,937                  $    1,204,374
                                                                       ------------   --------------                ---------------
Costs and expenses:
Direct operating, net............................                          407,104          54,616                         461,720
Vehicle depreciation and lease charges, net......                          288,925          29,546                         318,471
Selling, general and administrative..............                          214,450          16,732                         231,182
Interest, net....................................       $     6,918         91,119           1,888                          99,925
Non-vehicle depreciation and amortization........                           11,091           1,260                          12,351
Amortization of cost in excess of net
   assets acquired...............................                            6,255              96                           6,351
                                                        -------------  -------------  --------------                --------------
                                                              6,918      1,018,944         104,138                       1,130,000
                                                        -------------  -------------  --------------                --------------
                                                             (6,918)        67,493          13,799                          74,374
Equity in earnings of subsidiaries...............            46,965          9,374                    $ (56,339)
                                                        -------------  -------------  -------------- ------------   --------------
Income before provision for income taxes.........            40,047         76,867          13,799      (56,339)            74,374
Provision  (benefit) for  income taxes...........            (2,421)        29,902           4,425                          31,906
                                                        -------------  -------------  -------------- ------------   --------------
    Net income...................................       $    42,468    $    46,965     $     9,374    $ (56,339)    $       42,468
                                                        =============  =============  ============== ============   ==============


                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the three months ended June 30, 2000
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                          Non-                        Avis Group
                                                                        Guarantor      Guarantor                     Holdings, Inc.
                                                            Parent     Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                        -------------  ------------  -------------  --------------  ---------------
Revenue                                                                $   619,697    $   476,771                    $   1,096,468
                                                                       ------------  -------------                  ---------------
Costs and expenses:
Direct operating, net............................                          204,842         24,472                          229,314
Vehicle depreciation and lease charges, net......                          133,722        292,783                          426,505
Selling, general and administrative..............                          137,826         48,366                          186,192
Interest, net....................................       $    40,207         56,620         64,370                          161,197
Non-vehicle depreciation and amortization........                            8,656          4,784                           13,440
Amortization of cost in excess of net
   assets acquired...............................                           10,266          1,496                           11,762
                                                        -------------  ------------  -------------                  ---------------
                                                             40,207        551,932        436,271                        1,028,410
                                                        -------------  ------------  -------------                  ---------------
                                                            (40,207)        67,765         40,500                           68,058
Equity in earnings of subsidiaries...............            63,407         32,472                    $  (95,879)
                                                        -------------  ------------  -------------  --------------  ---------------
Income before provision for income taxes.........            23,200        100,237         40,500        (95,879)           68,058
Provision  (benefit) for  income taxes...........           (14,233)        36,831          8,028                           30,626
                                                        -------------  ------------   $    32,472     $  (95,879)   $       37,432
                                                        =============  ============  =============  ==============  ===============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)


                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the three months ended June 30, 1999
                                                                                             (in thousands)
                                                        --------------------------------------------------------------------------
                                                                                          Non-                         Avis Group
                                                                         Guarantor     Guarantor                    Holdings, Inc.
                                                          Parent       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                        ------------  --------------  -------------  -------------  --------------
Revenue                                                               $   578,867     $   58,590                    $    637,457
                                                                      --------------  -------------                 --------------
Costs and expenses:
Direct operating, net............................                         215,521         27,365                         242,886
Vehicle depreciation and lease charges, net......                         151,031         14,386                         165,417
Selling, general and administrative..............                         111,700          8,681                         120,381
Interest, net....................................       $    3,459         47,029            995                          51,483
Non-vehicle depreciation and amortization........                           5,877            692                           6,569
Amortization of cost in excess of net
   assets acquired...............................                           3,128             49                           3,177
                                                        ------------  --------------  -------------                 --------------
                                                             3,459        534,286         52,168                         589,913
                                                        ------------  --------------  -------------                 --------------
                                                            (3,459)        44,581          6,422                          47,544
Equity in earnings of subsidiaries...............           29,531          4,387                    $   (33,918)
                                                        ------------  --------------  -------------  -------------- --------------
Income before provision for income taxes.........           26,072         48,968          6,422         (33,918)        47,544
Provision  (benefit) for  income taxes...........           (1,210)        19,437          2,035                          20,262
                                                        ------------  --------------  -------------  -------------  --------------
    Net income...................................       $   27,282    $    29,531     $    4,387     $   (33,918)   $     27,282
                                                        ============  ==============  =============  =============  ==============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                               Condensed
                                                                                Consolidating Statements of Financial Position
                                                                                              June 30, 2000
                                                                                               (in thousands)
                                                       ----------------------------------------------------------------------------
                                                                                        Non-                           Avis Group
                                                                       Guarantor     Guarantor                      Holdings, Inc.
                                                         Parent       Subsidiaries  Subsidiaries     Eliminations     Consolidated
                                                       ------------  -------------  -------------   --------------  ---------------
ASSETS

Cash and cash equivalents........................      $        30    $    39,204   $    111,880                     $    151,114
Cash held on deposit with financial institution..                                        143,610                          143,610
Restricted cash..................................                                        243,952                          243,952
Accounts receivable, net.........................                         241,968        439,182                          681,150
Assets held for sale, net........................                         429,393        439,829                          869,222
Prepaid expenses.................................                          52,714          9,508                           62,222
Finance lease receivables........................                                        176,916                          176,916
Vehicles, net-rental.............................                         (72,180)     4,221,169                        4,148,989
Vehicles, net-leasing............................                          (5,213)     3,058,447                        3,053,234
Property and equipment, net......................                         167,069         15,498                          182,567
Investment in subsidiaries.......................        2,192,807      1,362,888                    $ (3,555,695)
Other assets.....................................            1,000         67,516         36,281                          104,797
Cost in excess of net assets
    acquired, net................................                       1,237,308          3,518                        1,240,826
                                                       ------------  -------------  -------------   --------------  ---------------
Total assets.....................................      $ 2,193,837    $ 3,520,667   $  8,899,790    $ (3,555,695)   $  11,058,599
                                                       ============  =============  =============   ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.................................                     $   294,681   $    235,819                    $     530,500
Accrued liabilities..............................      $     5,773        303,352         45,035                          354,160
Due (from) to affiliates, net....................           34,328        (82,846)       125,177                           76,659
Current income tax liabilities...................                          46,084        (26,072)                          20,012
Deferred income tax liabilities, net.............          (79,404)       174,682         65,779                          161,057
Public liability, property damage and other
   insurance liabilities, net....................                         203,711         53,766                          257,477
Debt.............................................        1,551,500          7,970      6,938,094                        8,497,564
Minority interest (preferred membership interest)                                         99,305                           99,305
Preferred stock..................................                         380,225                                         380,225
Common stockholders' equity......................          681,640      2,192,808      1,362,887    $ (3,555,695)         681,640
                                                       ------------  -------------  -------------   --------------  ---------------
Total liabilities, preferred stock and
  common stockholders' equity....................      $ 2,193,837      3,520,667   $  8,899,790    $ (3,555,695)      11,058,599
                                                       ============  =============  =============   ==============  ===============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)


                                                                                               Condensed
                                                                                Consolidating Statements of Financial Position
                                                                                              December 31, 1999
                                                                                               (in thousands)
                                                       ----------------------------------------------------------------------------
                                                                                         Non-                         Avis Group
                                                                       Guarantor      Guarantor                      Holdings, Inc.
                                                            Parent    Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                       ------------  -------------  -------------   --------------  ---------------
ASSETS

Cash and cash equivalents........................      $        54    $    42,184   $     29,459                    $     71,697
Cash held on deposit with financial institution..                                         93,530                          93,530
Restricted cash..................................                                        253,080                         253,080
Accounts receivable, net.........................                (9)      210,962        904,787                       1,115,740
Prepaid expenses.................................                          41,282         23,034                          64,316
Finance lease receivables........................                                        871,034                         871,034
Vehicles, net-rental.............................                         (75,581)     3,442,943                       3,367,362
Vehicles, net-leasing............................                          55,704      3,078,305                       3,134,009
Property and equipment, net......................                         161,651         36,176                         197,827
Investment in subsidiaries.......................         2,121,275     1,272,000                   $  (3,393,275)
Other assets.....................................             1,000        78,863         35,410                         115,273
Cost in excess of net assets
    acquired, net................................                       1,595,529        198,861                       1,794,390
                                                       ------------  -------------  --------------  --------------  ---------------
Total assets.....................................      $ 2,122,320    $ 3,382,594   $  8,966,619    $  (3,393,275)  $ 11,078,258
                                                       ============  =============  ==============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.................................                     $   273,102   $    315,275                    $    588,377
Accrued liabilities..............................      $    16,774        366,602        (13,923)                        369,453
Due (from) to affiliates, net....................           (84,266)     (119,494)       263,156                          59,396
Current income tax liabilities...................                          17,910            316                          18,226
Deferred income tax liabilities, net.............           (42,982)      144,893         79,345                         181,256
Public liability, property damage and other
   insurance liabilities, net....................                         206,111         53,645                         259,756
Debt.............................................         1,562,000        10,305      6,897,500                       8,469,805
Minority interest (preferred membership interest)                                         99,305                          99,305
Preferred stock..................................                         371,000                                        371,000
Common stockholders' equity......................           670,794     2,112,165      1,272,000    $  (3,393,275)       661,684
                                                       ------------  -------------  --------------  --------------  ---------------
Total liabilities, preferred stock and
  common stockholders' equity....................      $ 2,122,320    $ 3,382,594   $  8,966,619    $  (3,393,275)  $ 11,078,258
                                                       ============  =============  ==============  ==============  ===============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)


                                                                                          Condensed
                                                                            Consolidating Statements of Cash Flows
                                                                         For the six months ended June 30, 2000
                                                                                          (in thousands)
                                                          --------------------------------------------------------------------------
                                                                                          Non-                        Avis Group
                                                                        Guarantor      Guarantor                     Holdings, Inc.
                                                            Parent     Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                                          ----------   ------------  -------------  -------------   ---------------

Net income.......................................         $  57,018    $   107,458   $     62,027   $  (169,485)     $    57,018
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:....            60,916        246,846        560,339                        868,101
                                                          ----------   ------------  -------------  -------------   ---------------
  Net cash provided by (used in) operating activities       117,934        354,304        622,366      (169,485)         925,119
                                                          ----------   ------------  -------------  -------------   ---------------

Cash flows from investing activities:

Payments for vehicle additions...................                          (23,363)    (3,934,558)                    (3,957,921)
Vehicle deletions................................                         (246,667)     2,626,509                      2,379,842
Increase in finance lease receivables............                               (1)       (65,905)                       (65,906)
Payments for property and equipment..............                          (22,615)        (6,164)                       (28,779)
Retirements of property and equipment............                            5,923          3,095                          9,018
Investment in subsidiaries.......................          (107,458)       (62,027)                     169,485
                                                          ----------   ------------  -------------  -------------   ---------------
  Net cash (used in) provided by investing activities      (107,458)      (348,750)    (1,377,023)      169,485       (1,663,746)
                                                          ----------   ------------  -------------  -------------   ---------------

Cash flows from financing activities:

Net increase in (repayment of) debt..............           (10,500)        (2,335)       890,014                        877,179
Payments for debt issuance costs.................                           (6,199)        (1,576)                        (7,775)
                                                          ----------   ------------  -------------                  ---------------
    Net cash (used in) provided by financing                (10,500)        (8,534)       888,438                        869,404
   activities....................................
                                                          ----------   ------------  -------------                  ---------------

Effect of exchange rate changes on cash..........                                          (1,280)                        (1,280)
                                                                                     -------------                  ---------------

Net (decrease) increase in cash and cash equivalents            (24)        (2,980)       132,501                        129,497
Cash and cash equivalents at beginning of period.                54         42,184        122,989                        165,227
                                                          ----------   ------------  -------------  -------------   ---------------
    Cash and cash equivalents at end of  period..         $      30    $    39,204   $    255,490   $               $    294,724
                                                          ==========   ============  =============  =============   ===============

Supplemental disclosure of cash flow information:

    Cash interest paid...........................                                                                   $    294,979
                                                                                                                    ===============
    Cash income taxes paid.......................                                                                   $     23,134
                                                                                                                    ===============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                       Condensed
                                                                              Consolidating Statements of Cash Flows
                                                                              For the six months ended June 30, 1999
                                                          ------------------------------------------------------------------------
                                                                                          Non-
                                                                         Guarantor      Guarantor                    Avis Group
                                                           Parent      Subsidiaries    Subsidiaries   Eliminations  Holdings, Inc.
                                                          -----------  -------------  -------------   ------------  --------------
Cash flows from operating activities:

Net income.......................................         $   42,468    $    46,965   $     9,374     $   (56,339)   $    42,468
Adjustments to reconcile net income to net cash
(used in) provided by operating activities.......           (166,712)       303,990       112,117                        249,395
                                                          ----------   -------------  -------------   ------------  --------------
  Net cash (used in)  provided by operating activities      (124,244)       350,955       121,491         (56,339)       291,863
                                                          ----------   -------------  -------------   ------------  --------------

Cash flows form investing activities:

Payments for vehicle additions...................                           89,213     (2,583,460)                    (2,494,247)
Vehicle deletions................................                         (252,063)     1,778,843                      1,526,780
Payments for  property and equipment.............                          (16,761)        (1,192)                       (17,953)
Retirements of property and equipment............                            1,056             17                          1,073
Investment in subsidiaries.......................            (46,965)       (9,374)                        56,339
Payment for purchase of  rental car franchise
  licensees, net of cash acquired of $11,065.....                          (42,503)                                      (42,503)
Payment for purchase of PHH Holdings, net of cash
  acquired of $170,568...........................         (1,330,932)                                                 (1,330,932)
                                                          -----------  -------------  -------------   ------------  --------------
  Net cash used in investing activities..........         (1,377,897)      (230,432)     (805,792)         56,339     (2,357,782)
                                                          -----------  -------------  -------------   ------------  --------------

Cash flows from financing activities:

Net increase in (repayment of) debt..............          1,573,000        (67,953)      866,950                      2,371,997
Payments for debt issuance costs.................             (1,600)           (35)                                      (1,635)
Purchases of treasury stock......................            (57,237)                                                    (57,237)
Other............................................              3,326                                                       3,326
Cash dividends...................................                             4,866        (4,866)
                                                          -----------  -------------  -------------                 --------------
  Net cash provided by (used in) financing
     activities..................................          1,517,489        (63,122)      862,084                      2,316,451
                                                          -----------  -------------  -------------                 --------------

Effect of exchange rate changes on cash..........                                              87                             87
                                                                                      -------------                 --------------

Net increase in cash and cash equivalents........             15,348         57,401       177,870                        250,619
Cash and cash equivalents at beginning of period.                 11          9,776        19,964                         29,751
                                                          -----------  -------------  -------------   ------------  --------------
Cash and cash equivalents at end of  period......         $   15,359   $     67,177   $   197,834     $             $    280,370
                                                          ===========  =============  =============   ============  ==============

Cash interest paid...............................                                                                   $    107,466
                                                                                                                    ==============
Cash income taxes paid...........................                                                                   $      5,329
                                                                                                                    ==============

Business acquired in 1999:
Fair value of assets acquired, net of cash acquired                                                                 $  6,218,950
   of $181,633...................................
Liabilities assumed..............................                                                                      4,483,515
                                                                                                                    --------------
Net assets acquired..............................                                                                      1,735,435
Less: issuance of Series A and Series C Preferred
   Stocks........................................                                                                       (362,000)
                                                                                                                    --------------

Net cash paid for acquisitions...................                                                                   $  1,373,435
                                                                                                                    ==============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Segment Information

Prior to the purchase of VMS on June 30, 1999 (see Note 4), the Company operated in one industry segment; the rental car business. As of July 1, 1999, the Company began operating in two business segments as follows:

       Vehicle Rental                       The Company rents vehicles to
                                            business and leisure customers

       Vehicle Leasing andother fee
         based services                     The Company leases vehicles to
                                            customers under closed-end and
                                            open-end leases.  Fee based services
                                            include fuel and maintenance cards,
                                            accident management and various
                                            other vehicle services which enable
                                            customers to effectively manage
                                            costs and enhance productivity.

Prior to the purchase of VMS on June 30, 1999, the Company operated in four geographic areas: the United States, Australia/New Zealand, Canada and Other Foreign Operations principally in Puerto Rico, the U.S. Virgin Islands and Argentina. As a result of the VMS acquisition, the Company added an additional geographic area; the United Kingdom (see Note 5). Revenue generated from each of the Company's business segments is recorded in the country in which vehicle rental, vehicle leasing and other fee based services are provided.

The accounting policies of each geographic area are the same as those described in the summary of significant accounting policies (see Note 1 of the notes audited annual 1999 consolidated financial statements).

EBITDA represents net income, plus non-vehicle interest expense (acquisition interest), non-vehicle depreciation and amortization, amortization of cost in excess of net assets acquired and income taxes. Corporate represents primarily acquisition interest, of cost in excess of net assets acquired and amortization of deferred financing fees.

 The operations within major business segments and major geographic areas for the three and six months ended June 30, 2000 and 1999 are summarized as follows:



Business Segments
-----------------


                                                                                        Six months ended
                                                                                          June 30, 2000
                                                                --------------------------------------------------------------
                                                                                  Vehicle
                                                                                  Leasing
                                                                                 And other
                                                                  Vehicle        Fee Based
                                                                   Rental         Services        Corporate     Consolidated
                                                                -------------  ---------------  --------------  --------------
Revenue..........................................               $ 1,255,473    $   854,028                      $  2,109,501
                                                                =============  ===============                  ==============
EBITDA...........................................               $   131,958    $    93,392      $       203     $    225,553
                                                                =============  ===============  ==============  ==============
Income (loss) before provision for income taxes..               $   110,740    $    79,848      $   (86,919)    $    103,669
                                                                =============  ===============  ==============  ==============
Total assets.....................................               $ 5,647,093    $ 5,411,506                      $ 11,058,599
                                                                =============  ===============                  ==============

Business Segments
-----------------


                                                                                        Six months ended
                                                                                          June 30, 1999
                                                                -------------------------------------------------------------
                                                                                  Vehicle
                                                                                  Leasing
                                                                                 And other
                                                                  Vehicle        Fee Based
                                                                   Rental         Services        Corporate     Consolidated
                                                                -------------  --------------   --------------  -------------
Revenue..........................................               $ 1,204,374                                     $  1,204,374
                                                                =============                                   ==============
EBITDA...........................................               $    94,511                     $    (1,435)    $     93,076
                                                                =============                   ==============  ==============
Income (loss) before provision for income taxes..               $    75,809                     $    (1,435)    $     74,374
                                                                =============                   ==============  ==============
Total assets.....................................               $ 6,644,851    $ 4,949,008                      $ 11,593,859
                                                                =============  ==============                   ==============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Segment Information (Continued)

Business Segments
-----------------


                                                                                   Three months ended
                                                                                      June 30, 2000
                                                                -------------------------------------------------------------
                                                                                  Vehicle
                                                                                  Leasing
                                                                                 And other
                                                                  Vehicle        Fee Based
                                                                   Rental         Services        Corporate     Consolidated
                                                                -------------  ---------------  --------------  -------------
Revenue..........................................               $   666,597    $   429,871                      $  1,096,468
                                                                =============  ===============                  =============
EBITDA...........................................               $    82,515    $    46,743                      $    129,258
                                                                =============  ===============                  =============
Income (loss) before provision for income taxes..               $    71,814    $    39,899      $   (43,655)    $     68,058
                                                                =============  ===============  ==============  =============
Total assets.....................................               $ 5,647,093    $ 5,411,506                      $ 11,058,599
                                                                =============  ===============                  =============


Business Segments
-----------------


                                                                                    Three months ended
                                                                                       June 30, 1999
                                                                -------------------------------------------------------------
                                                                                   Vehicle
                                                                                   Leasing
                                                                                  And other
                                                                  Vehicle         Fee Based
                                                                   Rental         Services        Corporate      Consolidated
                                                                -------------  ---------------  --------------  -------------
Revenue..........................................               $   637,457                                     $   637,457
                                                                =============                                   =============
EBITDA...........................................               $    58,029                     $      (739)    $    57,290
                                                                =============                   ==============  =============
Income (loss) before provision for income taxes..               $    48,283                     $      (739)    $    47,544
                                                                =============                   ==============  =============
Total assets.....................................               $ 6,644,851     $ 4,949,008                     $ 11,593,859
                                                                =============  ===============                  =============


Geographic Areas
----------------

                                                                             Six months ended June 30, 200
                                                  ----------------------------------------------------------------------------------
                                                                                                             Other
                                                    United        United     Australia/                    Foreign
                                                    States       Kingdom     New Zealand      Canada      Operations   Consolidated
                                                  -----------  -----------   -------------  ------------  -----------  -------------
Revenue.......................................... $ 1,821,997  $  132,256    $   60,559     $  74,491     $  20,198    $ 2,109,501
                                                  ===========  ===========  ==============  ============  ===========  =============
EBITDA........................................... $   164,973  $   37,110    $   12,401     $   8,884     $   2,185    $   225,553
                                                  ===========  ===========  ==============  ============  ===========  =============
Income before provision for income taxes......... $    54,689  $   27,337    $   11,781     $   8,074     $   1,788    $   103,669
                                                  ===========  ===========  ==============  ============  ===========  =============
Total assets..................................... $10,051,081  $  424,005    $   84,406     $ 434,442     $  64,665    $11,058,599
                                                  ===========  ===========  ==============  ============  ===========  =============

Geographic Areas
----------------



                                                                             Six months ended June 30, 1999
                                                  ----------------------------------------------------------------------------------

                                                                                                              Other
                                                    United        United       Australia/                    Foreign
                                                    States       Kingdom      New Zealand      Canada      Operations  Consolidated
                                                  -----------  -----------  --------------  ------------  -----------  -------------
Revenue.......................................... $ 1,087,217                $    61,063    $  41,297     $  14,797    $  1,204,374
                                                  ===========                =============  ============  ===========  =============
EBITDA........................................... $    80,962                $    12,902    $   3,076     $  (3,864)   $   93,076
                                                  ===========                =============  ============  ===========  =============
Income (loss) before provision for income taxes.. $    63,798                $    12,258    $   2,593     $  (4,275)   $    74,374
                                                  ===========                =============  ============  ===========  =============
Total assets..................................... $ 9,768,851  $ 1,285,719   $    89,291    $ 339,415     $ 110,583    $ 11,593,859
                                                  ===========  ===========   =============  ============  ===========  =============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Segment Information (Continued)

Geographic Areas
----------------

                                                                                 Three months ended June 30, 2000
                                                  ----------------------------------------------------------------------------------
                                                                                                             Other
                                                    United        United       Australia/                   Foreign
                                                    States       Kingdom      New Zealand      Canada     Operations   Consolidated
                                                  -----------  -----------   ------------   ------------  -----------  -------------
Revenue.......................................... $   956,857   $  64,540    $   25,486       $  39,933     $   9,652   $ 1,096,468
                                                  ===========  ===========   =============  ============  ===========  =============
EBITDA........................................... $   100,806   $   17,218    $   4,482       $   5,763     $     989   $   129,258
                                                  ===========  ===========   =============  ============  ===========  =============
Income before provision for income taxes......... $    45,518   $   12,207    $   4,183       $   5,358     $     792   $    68,058
                                                  ===========  ===========   =============  ============  ===========  =============
Total assets..................................... $10,051,081   $  424,005    $  84,406       $ 434,442     $  64,665   $11,058,599
                                                  ===========  ===========   =============  ============  ===========  =============

Geographic Areas
----------------

                                                                                 Three months ended June 30, 1999
                                                  ----------------------------------------------------------------------------------
                                                                                                              Other
                                                    United        United      Australia/                    Foreign
                                                    States       Kingdom      New Zealand      Canada      Operations  Consolidated
                                                  -----------  -----------   -------------  ------------  -----------  -------------
Revenue.......................................... $   578,604                 $  27,399      $  23,893     $   7,561    $   637,457
                                                  ===========                ============== ============  ===========  =============
EBITDA........................................... $    51,507                 $   4,878      $   2,666     $  (1,761)   $   57,290
                                                  ===========                ============== ============  ===========  =============
Income (loss) before provision for income taxes.. $    42,593                 $   4,515      $   2,422     $  (1,986)   $    47,544
                                                  ===========                ============== ============  ===========  =============
Total assets..................................... $ 9,768,851  $ 1,285,719    $  89,291      $ 339,415     $ 110,583    $11,593,859
                                                  ===========  ===========   ============== ============  ===========  =============



Note 10 - Retirement Benefits

Effective January 1, 1999, the Company curtailed its defined benefit plans to its eligible salaried and hourly employees as of June 30, 1985. The Company recognized a non-recurring $7.5 million pre-tax gain as a result of the curtailment which was recorded in January 1999 and is included in Direct Operating Expenses on the accompanying Statement of Operations for the three months and six months ended June 30, 1999.

Note 11 - Subsequent Event

On July 20, 2000, one of the Company's vehicle financing subsidiaries issued $200 million of Series 2000-3 Floating Rate Rental Car Asset-Backed Notes. The Notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence May 2003 through October 2003 . The interest rate with respect to the Series 2000-3 Notes will be equal to Libor plus 19 basis points.

ITEM  2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (Unaudited)

General Overview

The following discussion and analysis of results of operations includes the vehicle rental operations and the vehicle leasing and other fee based services operations ("Vehicle Management Services or VMS") of the Company.

The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Vehicle rental revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services. VMS conducts operations principally in the United States, Canada, the United Kingdom and Germany. VMS' business includes providing vehicles on lease and other vehicle related services, such as vehicle acquisition, title and registration, vehicle remarketing and fleet management consultation. VMS' principal feebased products are fuel, vehicle maintenance and accident management services.

Management believes that a more meaningful comparison is made when the historical results of operations for the six months and three months ended June 30, 2000 are compared to the pro-forma results of operations for the six months and three months ended June 30, 1999, which give effect to the VMS acquisition, as if it had occurred on January 1, 1999.

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

Revenue

Vehicle Rental Revenue:

         Revenue is recognized over the period the vehicle is rented.

Vehicle Leasing Revenue:

         The Company primarily leases vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for leases". Each lease is either classified as an operating lease or direct financing lease and are included in Vehicles, net-leasing and Finance Lease Receivables, respectively, on the accompanying Statement of Financial Position. Lease terms range from 12 months to 50 months. Amounts charged to the leases for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms.

Other Fee Based Revenue:

         Revenue  from  fleet   management   services  other  than  leasing  are
recognized over the period in which services are provided and the related expenses are incurred.

Costs and Expenses

 Vehicle rental expenses include:

   o Direct operating expenses (primarily field operations' wages and related benefits, concessions and commissions paid to airport authorities, vehicle insurance premiums and other costs relating to the operation of rental locations and the rental fleet).
   o Depreciation and lease charges relating to the rental fleet (including net gains or losses upon disposition of vehicles).
   o Selling, general and administrative expenses (including payments to Cendant under the Master License Agreement, reservation costs, advertising and marketing costs, and commissions paid to airlines and travel agencies).
   o Interest expense  (primarily relating to the financing of the rental fleet)

 VMS' vehicle leasing and other fee based services expenses include:

   o Depreciation and lease charges relating to the fleet (including net gains or losses upon disposition of vehicles).
   o Selling, general and administrative expenses (including wages and related benefits, information processing and information services costs).
   o Interest expense (relating primarily to VMS' leased fleet).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   (Unaudited)

Net income

Vehicle rental profitability is primarily a function of the number of rental transactions, pricing of rental transactions and utilization of the rental fleet.

VMS'   profitability  is  primarily  a  function  of  the  number  of  fee-based transactions, leased vehicle volume and pricing.

Corporate

Expenses associated with the VMS acquisition, which are primarily interest expense, amortization of cost in excess of net assets acquired and amortization of deferred financing costs are shown separately in a column entitled "Corporate".

The following discussion and analysis provides information that management believes to be relevant to understanding the Company's financial position and results of operations:

RESULTS OF OPERATIONS

Historical Results of Operations for the Six Months Ended June 30, 2000 Compared to Pro-forma Results of Operations for the Six Months Ended June 30, 1999

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (in thousands):


                                               Historical                                               Pro-forma
                                     Six Months ended June 30, 2000                      Six Months ended June 30, 1999
                              ---------------------------------------------------  -------------------------------------------------
                                             Vehicle                                              Vehicle
                                             Leasing                  Total                       Leasing                   Total
                                             and Other              Avis Group                    and Other              Avis Group
                                Vehicle     Fee Based                Holdings,      Vehicle       Fee Based               Holdings,
                                Rental      Services    Corporate      Inc.          Rental       Services    Corporate     Inc.
                              -----------  -----------  ---------  -------------   -----------  ------------  ---------- -----------
Revenue:
  Vehicle Rental.........     $ 1,255,473                           $  1,255,473   $1,204,374                            $ 1,204,374
  Vehicle Leasing........                  $  707,158                    707,158                 $  687,931                  687,931
  Other fee based........                     146,870                    146,870                    124,012                  124,012
                              -----------  -----------             -------------   -----------  ------------             -----------
  Total Revenue:                1,255,473     854,028                  2,109,501    1,204,374       811,943                2,016,317
                              -----------  -----------             -------------   -----------  ------------             -----------
Costs and expenses:
  Direct operating.......         456,008                                456,008      461,720                                461,720
  Vehicle depreciation and
  lease charges,net......         319,328     508,174                    827,502      318,471       514,837                  833,308
  Selling, general and
    administrative.......         235,598     130,880   $   (203)        366,275      231,182       128,519                  359,701
Interest, net............         112,581     121,582                    234,163       99,925        94,450   $   1,000      195,375
                              -----------  -----------  ---------  -------------   ------------ ------------  ---------- -----------
                                1,123,515     760,636       (203)      1,883,948    1,111,298       737,806       1,000    1,850,104
                              -----------  -----------  ---------  -------------   ------------ ------------  ---------- -----------
EBITDA...................         131,958      93,392        203         225,553       93,076        74,137      (1,000)     166,213
Interest - acquisition
    debt.................                                 71,831          71,831                                 68,758       68,758
Amortization of cost in excess
of net assets acquired...           6,281       3,509     13,804          23,594        6,351         3,997      13,246       23,594
Non-vehicle depreciation and
    amortization.........          14,937      10,035      1,487          26,459       12,351        11,038         629       24,018
                              -----------  -----------  ---------  -------------  ------------  ------------  ---------- -----------
Income before provision for
   income taxes..........        $110,740  $   79,848   $(86,919)        103,669   $   74,374    $   59,102   $ (83,633)      49,843
                              ===========  ===========  =========                  ===========   ===========  ==========
Provision for income taxes                                                46,651                                              26,804
                                                                   -------------                                         -----------
Net                                                                 $     57,018                                         $    23,039
income...................                                          =============                                         ===========



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   (Unaudited)

VEHICLE RENTAL

Revenue

Revenue increased 4.2%, from $1,204.4 million to $1,255.5 million, compared to the same period in 1999. The increase reflects an increase in the overall market demand (2.5%) and the impact of two acquisitions completed in 1999: Rent-A-Car Company, Inc. on March 19, 1999 and Motorent, Inc. on June 30, 1999 (1.7% combined). The revenue increase reflects a 3.6% increase in the number of rental transactions and a 0.6% increase in revenue per rental transaction.

Total Costs and Expenses

Total costs and expenses (including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 1.3%, from $1,130.0 million to $1,144.7 million, compared to the same period in 1999.

Direct operating expenses decreased 1.2%, from $461.7 million to $456.0 million, compared to the same period in 1999. As a percentage of revenue, direct operating expenses declined to 36.3 %, from 38.3% for the corresponding period in 1999. The reduction was due primarily to lower maintenance and damage costs (0.5% of revenue), lower airport commissions (1.9% of revenue), lower vehicle insurance costs (0.2% of revenue), and other operating cost savings (0.7%), partially offset by higher compensation costs (0.7% of revenue). 1999 results included a one-time $7.5 million gain (0.6% of revenue), resulting from the curtailment of the Company's Defined Benefit Plans.

Vehicle depreciation and lease charges increased 0.3%, from $318.5 million to $319.3 million, compared to the same period in 1999. As a percentage of revenue, vehicle depreciation and lease charges were 25.4% of revenue, as compared to 26.4% of revenue for the corresponding period in 1999. The change reflected a 1.8% increase in the average rental fleet combined with a lower cost per vehicle.

Selling, general and administrative expenses increased 1.9%, from $231.2 million to $235.6 million, compared to the same period in 1999. The increase was due to higher royalty fees ($3.3 million), higher marketing expenses ($2.0 million), and higher travel agency commissions expenses ($2.9 million), partially offset by lower general and administrative expenses ($3.5 million).

Fleet related interest expense increased 12.7%, from $99.9 million to $112.6 million, compared to the same period in 1999, due to higher borrowings required to finance the growth of the rental fleet and higher average interest rates.

Income before provision for income taxes increased 48.9%, from $74.4 million to $110.7 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES

Revenue

VMS' revenue increased 5.2%, from $811.9 million to $854.0 million, compared to the same period in 1999. The increase consists of a 2.8% or $19.2 million increase in vehicle leasing revenue and a 18.4% or $22.9 million increase in other fee based revenue, compared to the same period in 1999.

The increase in vehicle leasing revenue reflects a 2.1% increase in leased units and an increase in interest charges billed back to customers due to higher interest rates.

The increase in other fee based revenue reflects solid growth in the three major fee based product lines: fuel, maintenance and accident management. Fuel revenue increased 32.1% reflecting an increase in outstanding fuel cards and higher fuel prices. Accident Management continued its strong growth as total revenue increased 17.8%.

Total Costs and Expenses

Total costs and expenses (including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 2.8%, from $752.8 million to $774.2 million, compared to the same period in 1999. The increase was mainly due to $27.1 million of higher interest expense, resulting from higher interest rates, which for the most part, was billed back to customers.


Income before provision for income taxes increased 35.1%, from $59.1 million to $79.8 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

CORPORATE

Corporate expenses primarily include interest expense and amortization of deferred financing costs related to the Company's Senior Subordinated Notes and Term loans which provided financing for the VMS acquisition (see Acquisition Financing contained in Note 7 of the notes to the condensed consolidated financial statements).

Corporate expenses increased 3.9%, from $83.6 million to $86.9 million, compared to the same period in 1999, mainly due to $3.1 million increase in interest expense caused by higher interest rates.

 TOTAL AVIS GROUP HOLDINGS, INC.

Provision for Income Taxes

The Company's consolidated provision for income increased 74.0%, from $26.8 million to $46.7 million, compared to the same period in 1999. The effective income tax rate for the period ended June 30, 2000 was 45.0%, down from 53.8% for the corresponding period in 1999. The decrease in the effective income tax rate was due primarily to an increase in income before provision for income taxes. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income

Consolidated net income increased 147.5 %, from $23.0 million to $57.0 million, compared to the same period in 1999. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   (Unaudited)

RESULTS OF OPERATIONS

Historical Results of Operations for the Three Months Ended June 30, 2000 Compared to Pro-forma Results of Operations for the Three
Months Ended June 30, 1999

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (dollars in thousands):


                                               Historical                                               Pro-forma
                                     Three Months ended June 30, 2000                    Three Months ended June 30, 1999
                               -------------------------------------------------  --------------------------------------------------
                                             Vehicle                                            Vehicle
                                             Leasing                  Total                     Leasing                    Total
                                            and Other               Avis Group                  and Other                Avis Group
                                Vehicle     Fee Based                Holdings,     Vehicle      Fee Based                 Holdings,
                                 Rental      Services   Corporate     Inc.         Rental       Services     Corporate      Inc.
                               ---------  ------------  ---------- -------------  ----------  -------------  ---------- ------------
Revenue:
  Vehicle Rental.............  $ 666,597                            $  666,597    $ 637,457                             $   637,457
  Vehicle Leasing............             $   356,050                  356,050                 $   346,411                  346,411
  Other fee based............                  73,821                   73,821                      63,626                   63,626
                               ---------  ------------             -------------  ----------  -------------             ------------
  Total Revenue:                 666,597      429,871                1,096,468      637,457        410,037                1,047,494
                               ---------  ------------             -------------  ----------  -------------             ------------
Costs and expenses:
  Direct operating...........    229,314                               229,314      242,886                                 242,886
  Vehicle depreciation and
    lease charges, net.......    172,096      254,409                  426,505      165,417        259,441                  424,858
  Selling, general and
    administrative...........    120,203       65,989                  186,192      120,381         64,948                  185,329
  Interest, net..............     62,469       62,730                  125,199       51,483         47,354    $    500       99,337
                               ---------  ------------  ---------- -------------  ----------  -------------  ---------- ------------
                                 584,082      383,128                  967,210      580,167        371,743         500      952,410
                               ---------  ------------- ---------- -------------  ----------  -------------  ---------- ------------
EBITDA.......................     82,515       46,743                  129,258       57,290         38,294        (500)      95,084
Interest - acquisition debt..                           $  35,998       35,998                                  34,297       34,297
Amortization of cost in excess
of net assets acquired.......      3,122        1,727       6,913       11,762        3,177          1,971       6,614       11,762
Non-vehicle depreciation and
  amortization...............      7,579        5,117         744       13,440        6,569          5,397         314       12,280
                               ---------- ------------  ---------- -------------  ----------  -------------  ---------- ------------
Income before provision for
   income taxes..............  $  71,814  $   39,899    $ (43,655)  $   68,058    $  47,544      $  30,926    $(41,725)      36,745
                               ========== ============  ==========                ==========  =============  ==========
Provision for income taxes...                                           30,626                                               18,296
                                                                   -------------                                        ------------
Netincome....................                                       $   37,432                                          $    18,449
                                                                   =============                                        ============


VEHICLE RENTAL

Revenue

Revenue increased 4.6%, from $637.5 million to $666.6 million, compared to the same period in 1999. The increase reflects overall market demand (3.0%) and the impact of two acquisitions completed in 1999: Rent-A-Car Company, Inc. on March 19, 1999 and Motorent, Inc. on June 30, 1999 (1.6% combined). The revenue increase reflects a 4.4% increase in the number of rental transactions and a 0.1% increase in revenue per rental transaction.

Total Costs and Expenses

Total costs and expenses (including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 0.8%, from $589.9 million to $594.8 million, compared to the same period in 1999. Direct operating expenses decreased 5.6%, from $242.9 million to $229.3 million, compared to the same period in 1999. As a percentage of revenue, direct operating expenses declined to 34.4%, from 38.1% for the corresponding period in 1999. The reduction was due primarily from lower maintenance and damage costs (0.7% of revenue), lower airport commissions (1.9% of revenue), lower facility expense (0.4%) and other operating cost savings (0.7%).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   (Unaudited)

Vehicle depreciation and lease charges increased 4.0%, from $165.4 million to $172.1 million, compared to the same period in 1999. As a percentage of revenue, vehicle depreciation and lease charges were 25.8% of revenue, as compared to 25.9% of revenue for the corresponding period in 1999. The change reflected a 3.5% increase in the average rental fleet combined with a higher cost per vehicle.

Selling, general and administrative expenses decreased 0.1%, from $120.4 million to $120.2 million, compared to the same period in 1999. The decrease was due to lower general and administrative expenses ($2.8 million) and lower reservation fees ($1.0 million), partially offset by higher royalty fees ($1.8 million) and higher travel agency commissions ($2.0 million).

Fleet related interest expense increased 21.3%, from $51.5 million to $62.5 million, compared to the same period in 1999, due to higher borrowings required to finance the growth of the rental fleet and higher average interest rates.

Income before provision for income taxes increased 51.0%, from $47.5 million to $71.8 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES

Revenue

VMS' revenues increased 4.8%, from $410.0 million to $429.9 million, compared to the same period in 1999. The increase consists of a $9.6 million increase in vehicle leasing revenue and a 16% or $10.2 million increase in other fee based revenue.

The increase in vehicle leasing revenue reflects a 1.8 % increase in leased units and an increase in interest charges billed back to customers due to higher interest rates.

The increase in other fee based revenue reflects solid growth in the three major fee based product lines: fuel, maintenance and accident management. Fuel revenue increased 29.9% reflecting an increase in outstanding fuel cards and higher fuel prices. Accident Management continued its strong growth as total revenue increased 26.2 %.

Total Cost and Expenses

Total costs and expenses (including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 2.9%, from $379.1 million to $390.0 million, compared to the same period in 1999. The increase was mainly due to $15.4 million of higher interest expense, resulting from higher interest rates, which for the most part, was billed back to customers.

Income before provision for income taxes increased 29.0%, from $30.9 million to $39.9 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

CORPORATE

Corporate expenses primarily include interest expense and amortization of deferred financing costs related to the Company's Senior Subordinated Notes and Term loans which provided financing for the VMS acquisition (see Note 7 of the notes to the condensed consolidated financial statements).

Corporate expenses increased 4.6%, from $41.7 million to $43.7 million, compared to the same period in 1999, mainly due to $1.7 million increase in interest expense caused by higher interest rates.

TOTAL AVIS GROUP HOLDINGS, INC.

Provision for Income Taxes

The Company's consolidated provision for income taxes increased 67.4%, from $18.3 million to $30.6 million, compared to the same period in 1999. The effective income tax rate was 45.0%, down from 49.8% for the corresponding period in 1999. The decrease in the effective income tax rate was due primarily to an increase in income before provision for income taxes. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income

Consolidated net income increased 102.9%, from $18.4 million to $37.4 million, compared to the same period in 1999. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of the VMS acquisition indebtedness. For the six months ended June 30, 2000, the Company's expenditures for new vehicles were approximately $4.0 billion and proceeds from the disposition of used vehicles were approximately $2.4 billion. For 2000, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1999. Since the late 1980's, the Company has acquired vehicles related to its vehicle rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance. VMS has historically not participated in Repurchase Programs and the Company does not expect it to do so in the future. Generally, customers with open-end leases, which make up approximately 85% of VMS' lease portfolio, bear the residual risk with respect to their vehicles. For closed-end leases, which make up approximately 15% of VMS' lease portfolio, VMS bears the residual risk. The Company has established methods for disposition of used vehicles that are not covered by Repurchase Programs.

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

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. Trade receivables, from vehicle rental operations, also provide liquidity with approximately 11 days of daily sales outstanding.

The Company made capital investments for property improvements totaling $28.8 million for the six months ended June 30, 2000.

The Company has an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability.

Vehicle Rental ABS Facility

To support vehicle rental operations, the Company has a domestic integrated financing program that as of June 30, 2000 provides for up to $4.0 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the asset-backed securities ("ABS") Facility available for vehicles not covered by Repurchase Programs. The ABS Facility provides for the issuance of up to $1.5 billion of asset backed variable funding notes (the "Variable Funding Notes") and $2.5 billion of asset-backed medium term notes are outstanding under the ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in the Company's rental fleet.

 The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by MBIA and AMBAC Assurance and as a result are rated AAA by S&P and Aaa by Moody's. At June 30, 2000, the Company had approximately $3.8 billion of debt outstanding under the ABS Facility and had approximately $175 million of additional credit available for rental vehicle purchases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   (Unaudited)

Based on current market conditions and the Company's current banking relationships, management expects to fund maturities of the Medium Term Notes either by the issuance of new medium term notes or an increase in the outstanding principal amount of the Variable Funding Notes depending on market conditions at the time the Medium Term Notes mature. However, management cannot be sure that this will occur.

On May 1, 2000, one of the Company's vehicle rental financing subsidiaries issued $250 million of Series 2000-1 Floating Rate Rental Car Asset-Backed Notes (Series 2000-1 Notes). The notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence on February 2003 through July 2003. The interest rate with respect to the Series 2000-1 Notes will be equal to LIBOR plus 19 basis points per annum. The Series 2000-1 Notes are guaranteed under a Suerty Bond issued by AMBAC and are rated AAA by Standards and Poor and Aaa by Moody's. The Series 2000-1 Notes rank pari pasu with the Variable Funding Note and the Medium Term Notes described above.

On May 22, 2000, one of the Company's vehicle rental financing subsidiaries issued $300 million of Series 2000-2 Floating Rate Rental Car Asset Backed Notes (Series 2000-2 Notes). These notes were issued as a paired series with the Series 1997-1A Asset-Backed Medium Term Notes, with the proceeds from this series used to fund the scheduled amortization of the Series 1997-1A notes. The notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence on March 2007 through August 2007. The interest rate with respect to the Series 2000-2 Notes will be equal to LIBOR plus 34 basis points per annum. The Series 2000-2 Notes are guaranteed under a Suerty Bond issued by AMBAC and are rated AAA by Standards and Poor and Aaa by Moody's. The Series 2000-2 Notes rank pari pasu with the Variable Funding Note and the Medium Term Notes described above.

Vehicle Leasing ABS Facilities

VMS-U.S currently has a $3.0 billion lease financing program (the "Vehicle Leasing ABS Facility") supported by the leases and vehicles owned by VMS-U.S. The Vehicle Leasing ABS facility consists of two classes of floating rate asset-backed notes; Class A-1 notes, which total $550 million and Class A-2, which total $450 million. Both classes of notes have an interest rate, which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and 35 basis points for the Class A-2 notes. The Class A-1 notes have an average expected life of 2 years and commence amortizing on March 2001 with a final stated maturity of October 2006. The Class A-2 notes have an average expected life of 3 years and commence amortizing when the Class A-2 are repaid in full. The Class A-2 notes have a final stated maturity of October 2011. Both classes of notes are rated AAA by S&P and Aaa by Moody's. In addition to the floating rate asset-backed notes, the Company may issue up to $1.75 billion Variable Funding Investor Notes to a group of multi-seller commercial paper conduits.

At June 30, 2000, the Company had two series of Preferred Membership Interest outstanding, which total $99.3 million. Preferred Membership Interest are financial instruments issued by the Company to third parties in connection with the VMS vehicle financing.

VMS-U.K. currently has a $838 million asset-backed facility (the "U.K. ABS Facility") which is supported by the leases, vehicles and fuel card receivables of the various VMS-U.K. entities. The U.K. ABS Facility is funded through a group of multi-seller commercial paper conduits. As of June 30, 2000 there was $795 million outstanding under this facility, which is included in Assets Held for Sale, net on the accompanying Statement of Financial Position (see Note 5).

Borrowings for the Company's other international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company guarantees only the borrowings of its subsidiary in Argentina, which had outstanding debt of $2.8 million at June 30, 2000. At June 30, 2000, the total debt for the Company's other international operations is approximately $270 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   (Unaudited)

Acquisition Financing

The Company is party to a credit agreement (the " Credit Facility") which provides for up to $1.35 billion of borrowings in the form of (1) A Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility. As of June 30, 2000, there is $60.0 million outstanding under the Revolving Credit Facility, $242.5 million under Term Loan A and $374.5 million outstanding under each of Term Loans B and C. The loans under the Credit Facility bear interest at variable rates at fixed margin, above either Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The Credit Facility is guaranteed by each U.S subsidiary of Avis Group Holdings, Inc., but excluding any insurance subsidiaries, banking subsidiaries, and securitization or other vehicle financing subsidiaries. All borrowings by the Company under the Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the Credit Facility excluding assets that secure the ABS Facilities, and by a pledge of all the capital stock of each of Avis Group Holdings, Inc.'s U.S. subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries. In addition, in connection with the VMS acquisition, the Company issued Senior Subordinated Notes (the "Notes") which mature in 2009. Avis Group Holdings, Inc.'s obligation under the Notes are subordinate and junior in right of payment in all existing and future senior indebtedness of the Company, including all indebtedness under the New Credit Facility. The obligations of the Company under the Notes and the Indenture are guaranteed on a senior subordinated basis by each of the Company's U.S. subsidiaries, other than its banking subsidiaries, insurance subsidiaries and securitization and other vehicle financing subsidiaries which have not guaranteed senior indebtedness of the Company. The Credit Facility and the Indenture contain numerous financing and operating covenants that limit the discretion of the Company's management with respect to certain business matters. Under terms of the credit agreement with the Company's lenders, approximately $800 million of the net proceeds from the sale of PHH Europe will be used to reduce the Company's acquisition financing (see Note 5).

These covenants place significant restrictions on, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge with other entities and otherwise restrict corporate activities. The Credit Facility and the Indenture contain customary events of default. As of June 30, 2000, the Company was in compliance with all such covenants.

Seasonality

The Company's vehicle rental business is seasonal, with decreased travel in winter months and heightened activity in spring and summer. To accommodate increased demand, the Company increases its available fleet during the second and third quarters. Since VMS' business is generally not seasonal, these patterns of seasonality are expected to continue. Certain of the Company's operating expenses are fixed and cannot be reduced during periods of decreased rental demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-peak season.

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

Recent Accounting Standards

A recent pronouncement of the Financial Accounting Standards Board which is not required to be adopted at this date, is Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.


Forward Looking Information

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions; and other risks which were detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 1999. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.

ITEM 3: QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Financial Disclosures About Market Risk

The Company has derivative financial instruments at June 30, 2000 that are sensitive to changes on its debt obligations and on its interest rate swap agreements. The following derivative instruments' agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate fluctuations under its asset backed debt, the Company has entered into domestic interest rate cap and interest rate floor agreements with duration of 10 years, respectively. The domestic interest rate cap and interest rate floor agreements have notional values of $526.9 million and $366.6 million, respectively. The agreements established the domestic and foreign interest rate ceiling and floor on asset-backed vehicle financing of 6.13% and 5.0%, respectively.

(b) The Company has also entered in U.S and Foreign Interest Rate Swap Agreements, which effectively convert floating to fixed rates of interest. At June 30, 2000, these swap agreements have an aggregate notional value of $1,410.5 million and terminate through May 2005.

 (c) Depending on market fundamentals of the price of gasoline and other conditions, the Company may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by the Company effectively establish a minimum sales transaction fee for the volume of gasoline purchased on the Company's programs. An increase in the value of the options is highly correlated to decreases in the average price of gasoline purchased by the Company's cardholders. Put options permit the Company to participate in price increases above the option price. The cost of an option is amortized in the month the option expires. Gains from the sale or exercise of options are recognized when the underlying option is sold. At June 30, 2000, the total contract amount of such options was 25.7 million gallons of gasoline and the unamortized cost of options was $277 thousand and is included in other assets in the Company's consolidated statement of financial position.

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

                                                   Avis Group Holdings, Inc.
                                                   --------------------------
                                                   (Registrant)





Dated:   August 9, 2000                      By:  /s/ Kevin M. Sheehan
                                                  -----------------------------
                                             President-Corporate and Business
                                             Affairs and Chief Financial Officer
                                             (principal financial officer)




Dated:   August 9, 2000                      By:  /s/ Timothy M. Shanley
                                                  -----------------------------
                                                  Vice President and Controller
                                                  (principal accounting officer)

                           Part II. Other Information

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholder's was held on May 16, 2000. The following matters were submitted to a vote of the stockholders as was described in the Company's Proxy Statement, which was filed together with the Company's Annual Report on Form 10-K dated April 14, 2000:

1) To elect eleven directors for a one-year term and until their successors are duly elected and qualified;

2) To ratify the appointment of Deloitte & Touche LLP as the auditors of the Company's financial statements for the year ending
     December 31, 2000;

3) To approve the amendment to the Company's Amended and Restated Certificate of Incorporation to (I) reclassify the Company's 100,000,000 shares of authorized Common Stock as a Class A Common Stock and (ii) authorize 15,000,000 shares of non-voting Class B Common Stock which may be converted into Class A Common Stock under certain circumstances;

4)   To approve the Company's 2000 Incentive Compensation Plan


ITEM: 6(a)    EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION

                                                        WASHINGTON, D.C. 20549


Exhibits filed with Form 10-Q for the quarter ended June 30, 2000 under the Securities Exchange Act of 1934.

                                                       AVIS GROUP HOLDINGS, INC.

                         Commission file number 1-13315

                                  EXHIBIT INDEX

Exhibit

   No.                          Description                             Page No
--------            ----------------------------------------           --------


  27                 Financial Data Schedule for                          28
                     the Six months ended June 30, 2000





ITEM: 6(b)        CURRENT REPORT ON FORM 8-K

On July 14, 2000, the Company filed a Form 8-K that with the approval of it's Board of Director's and it's stockholders, giving notification that it had reclassified its existing Common Stock as Class A Common Stock.