Form 10-Q
period 2000-09-30
AVIS GROUP HOLDINGS INC
filed 2000-11-14
CIK 1040445

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                       For the quarterly period ended September 30, 2000 (Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
                                         OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                             Commission file number: 1-13315

                                  AVIS GROUP HOLDINGS, INC.
                       (Exact Name Of Registrant As Specified In Its Charter)

                       DELAWARE                                 11-3347585
                  (State of Incorporation)                   (I.R.S. Employer
                                                             Identification No.)

                            900 Old Country Road,Garden City, New York, 11530
                                (Address of Principal Executive Offices)
                                              (Zip Code)

              Registrant's telephone number, including area code: (516) 222-3000

                                        Not Applicable

                        (Former name, former address and former fiscal year,
                                If changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 13, 2000: Common Stock, $0.1 par value - Class A 31,147,192 shares.

AVIS GROUP HOLDINGS, INC.
INDEX

PART I. Financial Information

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                                                          Page

           Consolidated Statements of:
              Operations for the three months and nine months ended
              September 30, 2000 and 1999...................................1

           Financial Position as of September 30, 2000
              and December 31, 1999.........................................2

           Cash Flows for the nine months ended
              September 30, 2000 and 1999...................................3

           Notes to the Condensed Consolidated

           Financial Statements .........................................4-17


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS................................................18-27

ITEM 3.    QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
              ABOUT MARKET RISKS...........................................28



PART II. Other

ITEM 6(a). EXHIBITS........................................................30

ITEM 6(b). REPORT ON FORM 8-K .............................................30

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                   Three months ended                  Nine months ended
                                                     September 30,                       September 30,
                                                ------------------------           --------------------------
                                                   2000         1999                   2000           1999
                                                ----------    ----------           ------------   -----------
Revenue:
Vehicle rental..............................    $ 733,694     $ 709,555            $  1,989,167   $ 1,913,929
Vehicle leasing and other fee based.........      396,581       413,263               1,250,609       413,263
                                                ----------    ----------           ------------   -----------
                                                1,130,275      1,122,818              3,239,776     2,327,192
                                                ----------    ----------           ------------   -----------
Costs and expenses:
Direct operating, net.......................       259,573       263,123                715,581       724,843
Vehicle depreciation and lease charges, net.       446,464       442,458              1,273,966       760,929
Selling, general and administrative.........       171,478       177,119                537,753       408,301
Interest, net...............................       146,776       145,348                452,770       245,273
Non-vehicle depreciation and amortization ..        10,873        11,019                 37,332        23,370
Amortization of cost in excess of
  net assets acquired ......................        10,203        11,977                 33,797        18,328
                                                ----------    ----------           ------------   -----------
                                                 1,045,367     1,051,044              3,051,199     2,181,044
                                                ----------    ----------           ------------   -----------

Income before provision for income taxes ...        84,908        71,774                188,577       146,148
Provision for income taxes..................        36,511        32,399                 83,162        64,305
                                                ----------    ----------           ------------   -----------
Net income..................................        48,397        39,375                105,415        81,843
Preferred stock dividend....................         4,783         4,555                 14,118         4,555
                                                ----------    ----------           ------------   -----------
Earnings applicable to common stockholders..    $   43,614    $   34,820           $     91,297   $    77,288
                                                ==========    ==========           ============   ===========

Earnings per share:

Basic.......................................    $     1.40    $     1.12           $       2.93   $      2.46
                                                ==========    ==========           ============   ===========

Diluted ....................................    $     1.36    $     1.10           $       2.89   $      2.40
                                                ==========    ==========           ============   ===========


See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

                                                              September 30,         December 31,
                                                                   2000                 1999
                                                              -------------        -------------
                                                               (Unaudited)
ASSETS

Cash and cash equivalents.............................        $     57,911         $     71,697
Cash held on deposit with financial institution.......              48,046               93,530
Restricted cash.......................................             235,799              253,080
Accounts receivable, net..............................             884,087            1,115,740
Prepaid expenses......................................              66,550               64,316
Finance lease receivables.............................             177,379              871,034
Vehicles, net-rental..................................           4,009,732            3,367,362
Vehicles, net-leasing.................................           3,013,687            3,134,009
Property and equipment, net...........................             188,307              197,827
Investment in PHH/Arval joint venture.................             181,204
Other assets..........................................             108,633              115,273
Cost in excess of net assets acquired, net............           1,299,124            1,794,390
                                                              -------------        -------------

   Total assets.......................................        $ 10,270,459         $ 11,078,258
                                                              =============        =============
LIABILITIES, PREFERRED STOCK AND
   COMMON STOCKHOLDERS' EQUITY

Accounts payable......................................        $    550,179         $    588,377
Accrued liabilities ..................................             378,077              369,453
Due to affiliates, net................................              32,718               59,396
Current income tax liabilities........................              25,807               18,226
Deferred income tax liabilities, net .................             444,984              181,256
Public liability, property damage and
   other insurance liabilities, net ..................             256,435              259,756
Vehicle debt..........................................           6,854,158            6,969,805
Acquisition debt .....................................             500,000            1,500,000
Minority interest (preferred membership interest).....              99,305               99,305
                                                              -------------        -------------
Total liabilities.....................................           9,141,663           10,045,574
                                                              -------------        -------------
Commitments and contingencies
Preferred Stock of a subsidiary:
Class A Preferred stock ..............................             360,000              360,000
Class B Preferred stock...............................              22,953                9,000
Class C Preferred stock...............................               2,000                2,000
                                                              -------------        -------------
   Total preferred stock of a subsidiary............               384,953              371,000
                                                              -------------        -------------
 Common stockholders' equity:
Class A Common stock .................................                 359                  359
Additional paid-in capital ...........................             593,151              593,106
Retained earnings.....................................             266,987              175,690
Accumulated other comprehensive loss                               (13,157)              (3,639)
Treasury stock .......................................            (103,497)            (103,832)
                                                              -------------        -------------
   Total common stockholders' equity................               743,843              661,684
                                                              -------------        -------------
   Total liabilities, preferred stock and common
     stockholders' equity ..........................          $ 10,270,459         $ 11,078,258
                                                              =============        =============


See notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                              ----------------------------------
                                                                   2000                1999
                                                              -------------        -------------
Cash flows from operating activities:
Net income ..........................................         $    105,415         $     81,843
   Adjustments to reconcile net income to net cash
     provided by operating activities  ...........               1,260,561              581,623
                                                              -------------        -------------
   Net cash provided by operating activities..........           1,365,976              663,466
                                                              -------------        -------------

Cash flows from investing activities:

   Payments for vehicle additions ....................          (5,692,115)          (3,650,923)
   Vehicle deletions .................................           3,677,112            2,669,166
   Increase in finance lease receivables..............             (50,631)             (85,569)
   Payments for property and equipment................             (41,011)             (35,022)
   Retirements of property and equipment .............               9,378                3,742
   Proceeds from the sale of 80% of PHH Europe, net of
     cash disposed of $104,765.......................              695,684
   Settlement of PHH Europe intercompany accounts.....             225,819
   Dividend from the PHH/Arval Joint Venture..........              32,426
   Payments for purchase of rental car franchise licensees,
     net of cash acquired of $14,208 in 1999.........                                   (45,192)
   Payment for purchase of PHH Holdings, net of
     cash acquired of $170,568 in 1999...............                                (1,348,530)
                                                              -------------        -------------
     Net cash used in investing activities .............        (1,143,338)          (2,492,328)
                                                              -------------        -------------

Cash flows from financing activities:
Changes in debt:
   Proceeds ..........................................           2,442,104            2,538,000
   Repayment of acquisition and other debt from the
     proceeds of the sale of 80% of PHH Europe........          (1,054,437)
   Repayments ........................................          (1,652,067)            (479,452)
                                                              -------------        -------------
   Net (decrease) increase in debt ...................            (264,400)           2,058,548
   Payments for debt issuance costs  ...............               (17,280)              (1,640)
   Purchases of treasury stock........................                                  (57,237)
   Other..............................................                 162                3,349
                                                              -------------        -------------
   Net cash (used in) provided by financing activities            (281,518)           2,003,020
                                                              -------------        -------------
   Effect of exchange rate changes on cash ...........                (390)               2,612
                                                              -------------        -------------
   Net (decrease) increase in cash and cash equivalents            (59,270)             176,770
   Cash and cash equivalents and cash held on deposit with
     financial institution at beginning of period ....             165,227               29,751
                                                              -------------        -------------
   Cash and cash equivalents and cash held on deposit
     with financial institution at end of period .....        $    105,957         $    206,521
                                                              =============        =============
   Supplemental disclosure of cash flow information:

   Cash interest paid.................................        $    431,369         $    173,600
                                                              =============        =============
   Cash income taxes paid ............................        $     30,499         $     14,835
                                                              =============        =============
   Business disposed in August 2000:

   Assets disposed....................................        $  1,731,488
                                                              -------------
   Liabilities disposed...............................           1,035,804
                                                              -------------
   Proceeds received from the sale of  80% of PHH Europe,
     net of cash disposed of  $104,765................        $    695,684
                                                              =============
   Businesses acquired in 1999:
   Fair value of assets acquired, net of cash acquired
     of $184,776......................................                             $  6,127,678
   Liabilities assumed................................                                4,371,956
                                                                                   -------------
   Net assets acquired................................                                1,755,722
   Less: issuance of Series A and Series C Preferred
   Stocks...........................................                                   (362,000)
                                                                                   -------------

   Net cash paid for acquisitions.......................                           $  1,393,722
                                                                                   =============


See  notes to the condensed consolidated financial statements.

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Avis Group Holdings, Inc. and its subsidiaries (the "Company" or "Avis Group."). These consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments only) necessary to fairly state the financial position, the results of operations and cash flows for the periods presented. The consolidated statements of financial position include all of the assets and liabilities of the Company, including the Company's vehicle lease and vehicle management businesses in the United States and Canada ("PHH North America"), and in Europe ("PHH Europe") through August 9, 2000 (see Note 6), and of Wright Express LLC (collectively "VMS") which were acquired on June 30, 1999. The consolidated statements of financial position also include all of the assets and liabilities of Rent A Car Incorporated ("Rent-A-Car, Inc.") and Motorent, Inc. ("Motorent"), rental car franchisees which were purchased on March 19, 1999 and June 30, 1999, respectively. The consolidated statements of operations include the results of these operations, subsequent to their dates of acquisition. Operating results for interim periods are not indicative of the results that can be expected for a full year. These consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the current report on Form 8-K, dated August 24, 2000, filed with the Securities and Exchange Commission. Certain amounts in the prior period have been reclassified to conform to current period presentation. All amounts are in thousands except share data.

Note 2 - Cash Held on Deposit with Financial Institution

Cash held on deposit with financial institution represents lease payments collected from the Company's vehicle leasing customers by one of the Company's lenders in connection with the Company's domestic vehicle leasing Asset Backed Financing Structure (see Note 8). Cash collected during the month by the lender net of vehicle purchases is settled with the Company in the early part of the following month.

Note 3 - Class B Common Stock

At the Company's meeting of shareholders on May 6, 2000, the Company's shareholders approved a revision to the Company's charter to issue 15,000,000 shares of non-voting Class B Common Stock. The Class B Common Shares will be issued upon the conversion of Series A Preferred Stock or Series B Preferred Stock of PHH Leasing and Management, Inc., a subsidiary of the Company. Holders of Series A and B Preferred Stock may convert their shares into Class B Common Stock of the Company if certain financial goals are attained or upon the occurrence of certain events.

The Class B Common Stock ranks (1) junior to any class or series of preferred stock of the Company and (2) pari passu with the Class A Common Stock in right of payment of dividends and upon liquidation.

Note 4- Earnings Per Share

Basic earnings per share is computed by dividing earnings applicable to common stockholders for the three months ended September 30, 2000 and 1999 by 31,138,079 and 31,129,164 weighted average shares outstanding, respectively, and for the nine months ended September 30, 2000 and 1999 by 31,133,834 and 31,394,335 weighted average shares outstanding, respectively. Diluted earnings per share is computed by dividing earnings applicable to common stockholders for the three months ended September 30, 2000 and 1999 by 32,150,494 and 31,760,213 weighted average shares outstanding, respectively, and for the nine months ended September 30, 2000 and 1999 by 31,609,275 and 32,172,196 weighted average shares outstanding, respectively. Shares used in calculating diluted earnings per share include the effects of the assumed exercise of stock options.

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Acquisitions

On June 30, 1999, the Company acquired VMS for $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the acquisition subsidiary of $362 million of preferred stock. The $1.0 billion of term loans were repaid in August 2000 in connection with the sale of 80% of PHH Europe (Note 6).

On March 19, 1999 and June 30, 1999, the Company purchased Rent-A-Car, Inc. and Motorent, respectively, using internally generated funds for approximately $59.4 million.

The combined purchase cost allocation for the Company's acquisitions of VMS, Rent-A-Car, Inc. and Motorent are as follows (in thousands):


Purchase cost.......................................       $ 1,917,949
                                                           -----------
Fair value of:
     Assets acquired................................         4,806,414
     Liabilities assumed............................         4,281,177
                                                           -----------
Net assets                                                     525,237
                                                           -----------
Cost in excess of net assets acquired...............       $ 1,392,712
                                                           ===========

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

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for $1.8 billion (including the issuance of Series A and Series C Preferred Stock) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1999 (in thousands, except share data):

                                                     Three months             Nine months
                                                         ended                     ended
                                                   September 30, 1999      September 30, 1999
                                                   -------------------     -------------------
Revenue.........................................      $  1,055,174           $   2,945,609
                                                      ============           =============

Income before provision for income taxes........      $     71,774           $     121,616
                                                      ============           =============

Net income......................................      $     39,375           $      62,413
                                                      ============           =============

Preferred stock dividends.......................      $      4,555           $      13,665
                                                      ============           =============

Earnings applicable to common stockholders......      $     34,820           $      48,748
                                                      ============           =============

Earnings per share:

Basic...........................................      $       1.12           $        1.55
                                                      ============           =============

Diluted.........................................      $       1.10           $        1.52
                                                      ============           =============

If the acquisitions of Rent-A-Car, Inc. and Motorent had occurred on January 1, 1999, they would not have had a material impact on the results of operations for the three and nine months ended September 30, 1999.

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 - Formation of Joint Venture

On August 9, 2000, the Company announced that it had completed its transaction with BNP Paribas ("BNP") to form a joint venture company that owns PHH Europe and, within one year, will merge with BNP's vehicle management subsidiary, Arval Service Lease S.A. ("Arval"). As part of the transaction, BNP acquired an 80% interest in the joint venture, with the Company retaining a 20% interest. The Company received $800 million in cash and had its intercompany indebtedness with PHH Europe repaid. PHH Europe, with operations in the United Kingdom and Germany, is engaged in the business of leasing vehicles and providing fee based services, including fuel and maintenance cards, accident management and other vehicle services to its customers. Accordingly, the Company's 20% investment in the joint venture is reported as Investment in PHH/Arval Joint Venture in the accompanying statement of financial position at September 30, 2000 and earnings of the joint venture are included in the statement of operations on the equity method. The difference between the carrying value of the net assets of PHH Europe and the proceeds from the sale have been accounted for as a reduction of cost in excess of net assets acquired relating to the VMS Acquisition.

The revenue and net income of PHH Europe included in the statement of operations for the nine months ended September 30, 2000 and 1999 are (in thousands):

                                            Nine Months ended
                                               September 30,

                                             2000              1999
                                          ----------         --------

                Revenue                   $  158,939         $ 67,644
                                          ==========         ========
                Net Income                $   27,589         $  9,866
                                          ==========         ========

The revenue and net income of PHH Europe for the periods presented above includes the results of operations of PHH Europe from the date of acquisition (June 30, 1999) through July 31, 2000 (formation of Joint Venture).

PHH/Arval is an unlimited liability company organized under the laws of the United Kingdom. A subsidiary of the Company which owns 20% of PHH/Arval, is liable under the laws of the United Kingdom for all the obligations of PHH/Arval upon its liquidation which remain after the assets of PHH/Arval are sold. PHH/Arval incurred a loan of approximately $800 million to complete the BNP Paribas transaction. The Company's subsidiary is liable for the loan to the extent PHH/Arval does not have sufficient assets to repay the loan upon its liquidation. A newly formed subsidiary of the Company has guaranteed its subsidiary's liability under the loan.

Note 7- Comprehensive Income

Comprehensive income is comprised of the following (in thousands):


                                                                 Three months ended          Nine months ended
                                                                     September 30,               September 30,
                                                                --------------------      -----------------------
                                                                   2000         1999         2000         1999
                                                                ---------   --------      ----------   ----------
Net income..................................................    $ 48,397    $ 39,375      $  105,415   $  81,843
Foreign currency translation adjustment, net of income taxes         204       7,351         (27,616)     10,031
Reversal of the accumulated foreign currency translation
    adjustment, net of tax, related to the sale of 80% of PHH
    Europe (see Note 6).....................................      18,098                      18,098
                                                                ---------   --------      ----------   ----------
Comprehensive income........................................    $ 66,699    $ 46,726      $   95,897   $   91,874
                                                                =========   ========      ==========   ==========

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8- Financing and Debt

Debt outstanding at September 30, 2000 and December 31, 1999 consist of the following (in thousands):

                                                                                        September 30,       December 31,
                                                                                            2000                1999
                                                                                        --------------   ------------------
Vehicle Rental
Commercial Paper Notes..........................................................        $     872,474    $       1,026,261
Short-term notes-foreign........................................................              207,969              111,259
Series 1997-1A asset-backed Medium Term Notes due May through
    October 2000 at 6.22%.......................................................              133,333              800,000
Series 1997-1B asset-backed Medium Term Notes due May through
    October 2002 at 6.40%.......................................................              850,000              850,000
Series 1998-1 asset-backed Medium Term Notes due December 2004 through
    May 2005 at 6.14%...........................................................              600,000              600,000
Series 2000-1 floating rate Rental Car Asset-Backed Notes due
    February 2003 through July 2003.............................................              250,000
Series 2000-2 floating rate Rental Car Asset-Backed Notes due
    March 2007 through August 2007..............................................              300,000
Series 2000-3 floating rate Rental Car Asset-Backed Notes due
    May 2003 through October 2003...............................................              200,000
Series 2000-4 floating rate Rental Car Asset-Backed Notes due
    June 2005 through November  2005............................................              500,000
Revolving credit facility due June 2005.........................................              105,000               62,000
Other...........................................................................                5,574                5,902
                                                                                        --------------   ------------------
    Total Vehicle Rental Debt                                                               4,024,350            3,455,422
                                                                                        --------------   ------------------

Vehicle Leasing and Other Fee Based

Commercial Paper Notes..........................................................            1,663,688            1,521,498
Canadian short term borrowings..................................................               29,793               44,563
Series 1999-2 floating rate asset-backed notes, Class A-1.......................              550,000              550,000
Series 1999-2 floating rate asset-backed notes, Class A-2.......................              450,000              450,000
Foreign Asset  Backed Securities - UK Advances (see Note 6).....................                                   850,443
Self-fund notes.................................................................               27,435               30,397
Wright Express Certificates of Deposit..........................................              108,892               67,482
                                                                                        --------------   ------------------
    Total Vehicle Leasing and Other Fee Based Debt                                          2,829,808            3,514,383
                                                                                        --------------   ------------------
    Total Vehicle Debt                                                                      6,854,158            6,969,805
                                                                                        --------------   ------------------
Acquisition Financing

Term A Loan  Notes due June 2005................................................                                   250,000
Term B Loan  Notes due June 2006................................................                                   375,000
Term C Loan  Notes due June 2007................................................                                   375,000
Senior Subordinated Notes due May 2009 at 11.00%................................             500,000               500,000
                                                                                        --------------   ------------------
    Total Acquisition Financing.................................................             500,000            1,500,000
                                                                                        --------------   ------------------
    Total Debt..................................................................        $  7,354,158     $      8,469,805
                                                                                        ==============   ==================

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements

In connection with the VMS Acquisition and as part of the financing thereof, Avis Group Holdings, Inc. (the "Parent") issued and sold the Senior Subordinated Notes (see Note 8) in a transaction exempt from registration under the Securities Act. The Senior Subordinated Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of the Parent's domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999, respectively, of: (a) the Parent (b) the guarantor subsidiaries (c) the non-guarantor subsidiaries (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries and (e) the Company on a consolidated basis.

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


                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the nine months ended September 30, 2000
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                         Non-                          Avis Group
                                                                       Guarantor       Guarantor                      Holdings, Inc.
                                                         Parent      Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                        ----------   --------------  ---------------  -------------  --------------
Revenue                                                              $ 1,868,530     $  1,371,246                    $  3,239,776
                                                                     --------------  ---------------                 --------------
Costs and expenses:
Direct operating, net............................                        631,687           83,894                          715,581
Vehicle depreciation and lease charges, net......                        432,631          841,335                        1,273,966
Selling, general and administrative..............                        394,090          143,663                          537,753
Interest, net....................................       $ 105,499        162,150          185,121                          452,770
Non-vehicle depreciation and amortization........                         25,780           11,552                           37,332
Amortization of cost in excess of net
    assets acquired..............................                         30,222            3,575                           33,797
                                                        ----------   --------------  ---------------                 --------------
                                                          105,499      1,676,560        1,269,140                        3,051,199
                                                        ----------   --------------  ---------------                 --------------
                                                         (105,499)       191,970          102,106                          188,577
Equity in earnings of subsidiaries...............         171,726         82,010                      $   (253,736)
                                                        ----------   --------------  ---------------  -------------- --------------
Income before provision for income taxes.........          66,227        273,980          102,106         (253,736)        188,577
Provision  (benefit) for  income taxes...........         (39,188)       102,254           20,096                           83,162
                                                        ----------   --------------  ---------------  -------------- --------------
    Net income...................................       $ 105,415    $   171,726     $     82,010     $   (253,736)  $    105,415
                                                        ==========   ==============  ===============  ============== ==============

 AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the nine months ended September 30, 1999
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                          Non-                          Avis Group
                                                                       Guarantor       Guarantor                      Holdings, Inc.
                                                           Parent     Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                        ----------   --------------  ---------------  --------------  -------------
Revenue                                                              $ 1,759,631     $    567,561                     $  2,327,192
                                                                     --------------  ---------------                  -------------
Costs and expenses:
Direct operating, net............................                        638,371           86,472                          724,843
Vehicle depreciation and lease charges, net......                        457,863          303,066                          760,929
Selling, general and administrative..............       $    (464)       361,640           47,125                          408,301
Interest, net....................................          10,376        161,704           73,193                          245,273
Non-vehicle depreciation and amortization........                         17,871            5,499                           23,370
Amortization of cost in excess of net
   assets acquired...............................                         13,210            5,118                           18,328
                                                        ----------   --------------  ---------------                  -------------
                                                            9,912      1,650,659          520,473                        2,181,044
                                                        ----------   --------------  ---------------                  -------------
                                                           (9,912)       108,972           47,088                          146,148
Equity in earnings of subsidiaries...............          88,387         40,300                      $   (128,687)
                                                        ----------   --------------  ---------------  --------------  -------------
Income before provision for income taxes.........          78,475        149,272           47,088         (128,687)        146,148
Provision  (benefit) for  income taxes...........          (3,368)        60,885            6,788                           64,305
                                                        ----------   --------------  ---------------  --------------  -------------
    Net income...................................       $  81,843    $    88,387     $     40,300     $   (128,687)   $     81,843
                                                        ==========   ==============  ===============  ==============  =============


                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the three months ended September 30, 2000
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                          Non-                         Avis Group
                                                                       Guarantor       Guarantor                      Holdings, Inc.
                                                         Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ----------   --------------  ---------------  --------------  -------------
Revenue                                                              $   688,604     $    441,671                     $  1,130,275
                                                                     --------------  ---------------                  -------------
Costs and expenses:
Direct operating, net............................                        229,974           29,599                          259,573
Vehicle depreciation and lease charges, net......                        167,571          278,893                          446,464
Selling, general and administrative..............                        123,807           47,671                          171,478
Interest, net....................................       $  25,250         61,728           59,798                          146,776
Non-vehicle depreciation and amortization........                          8,466            2,407                           10,873
Amortization of cost in excess of net
    assets acquired..............................                          9,686              517                           10,203
                                                        ----------   --------------  ---------------                  -------------
                                                           25,250        601,232          418,885                        1,045,367
                                                        ----------   --------------  ---------------                  -------------
                                                          (25,250)        87,372           22,786                           84,908
Equity in earnings of subsidiaries...............          64,268         19,983                      $    (84,251)
                                                        ----------   --------------  ---------------  --------------  -------------
Income before provision for income taxes.........          39,018        107,355           22,786          (84,251)         84,908
Provision  (benefit) for  income taxes...........          (9,379)        43,087            2,803                           36,511
                                                        ----------   --------------  ---------------  --------------  -------------
    Net income...................................       $  48,397    $    64,268     $     19,983     $    (84,251)   $     48,397
                                                        =========    ==============  ===============  ==============  =============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                             Condensed
                                                                              Consolidating Statements of Operations
                                                                           For the three months ended September 30, 1999
                                                                                             (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                          Non-                          Avis Group
                                                                       Guarantor       Guarantor                      Holdings, Inc.
                                                          Parent     Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                                        ----------   --------------  ---------------  --------------  -------------
Revenue                                                              $   673,194     $    449,624                     $  1,122,818
                                                                     --------------  ---------------                  -------------
Costs and expenses:
Direct operating, net............................                        231,267           31,856                          263,123
Vehicle depreciation and lease charges, net......                        168,938          273,520                          442,458
Selling, general and administrative..............       $    (464)       147,190           30,393                          177,119
Interest, net....................................           3,458         70,585           71,305                          145,348
Non-vehicle depreciation and amortization........                          6,780            4,239                           11,019
Amortization of cost in excess of net
    assets acquired..............................                          6,955            5,022                           11,977
                                                        ----------   --------------  ---------------                  -------------
                                                            2,994        631,715          416,335                        1,051,044
                                                        ----------   --------------  ---------------                  -------------
                                                           (2,994)        41,479           33,289                           71,774
Equity in earnings of subsidiaries...............          41,422         30,926                      $    (72,348)
                                                        ----------   --------------  ---------------  --------------  -------------
Income before provision for income taxes.........          38,428         72,405           33,289          (72,348)         71,774
Provision  (benefit) for  income taxes...........            (947)        30,983            2,363                           32,399
                                                        ----------   --------------  ---------------  --------------  -------------
    Net income...................................       $  39,375    $    41,422     $     30,926     $    (72,348)   $     39,375
                                                        ==========   ==============  ===============  ==============  =============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                               Condensed
                                                                                Consolidating Statements of Financial Position
                                                                                             September 30, 2000
                                                                                               (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                          Non-                         Avis Group
                                                                      Guarantor        Guarantor                      Holdings, Inc.
                                                          Parent     Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                                        ----------   --------------  ---------------  -------------  --------------
ASSETS
Cash and cash equivalents........................       $       72   $    32,676     $     25,163                     $     57,911
Cash held on deposit with financial institution..                                          48,046                           48,046
Restricted cash..................................                                         235,799                          235,799
Accounts receivable, net.........................               57       252,848          631,182                          884,087
Prepaid expenses.................................                         52,920           13,630                           66,550
Finance lease receivables........................                                         177,379                          177,379
Vehicles, net-rental.............................                        (65,275)       4,075,007                        4,009,732
Vehicles, net-leasing............................                           (712)       3,014,399                        3,013,687
Property and equipment, net......................                        173,567           14,740                          188,307
Investment in subsidiaries.......................        2,262,144     1,038,669                      $ (3,300,813)
Investment in PHH/Arval joint venture............                        181,204                                          181,204
Other assets.....................................            1,000        51,646           55,987                          108,633
Cost in excess of net assets
    acquired, net................................                      1,295,773            3,351                        1,299,124
                                                        ----------   --------------  ---------------  -------------  --------------
Total assets.....................................       $2,263,273   $ 3,013,316     $  8,294,683     $ (3,300,813)   $ 10,270,459
                                                        ==========   ==============  ===============  =============  ==============

LIABILITIES , PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Accounts payable.................................                    $   250,552     $    299,627                       $  550,179
Accrued liabilities..............................       $   18,629       315,562           43,886                          378,077
Due (from) to affiliates, net....................          984,364      (925,326)         (26,320)                          32,718
Current income tax liabilities...................                         25,807                                           25,807
Deferred income tax liabilities, net.............          (88,563)      492,063           41,484                          444,984
Public liability, property damage and other
   insurance liabilities, net....................                        201,758           54,677                          256,435
Debt.............................................          605,000         5,803        6,743,355                        7,354,158
Minority interest (preferred membership interest)                                          99,305                           99,305
Preferred stock..................................                        384,953                                          384,953
Common stockholders' equity......................          743,843     2,262,144        1,038,669     $ (3,300,813)        743,843
                                                        ----------   --------------  ---------------  -------------  --------------
Total liabilities, preferred stock and
  common stockholders' equity....................        2,263,273   $ 3,013,316     $  8,294,683     $ (3,300,813)     $10,270,459
                                                        ==========   ==============  ===============  =============  ==============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                               Condensed
                                                                                Consolidating Statements of Financial Position
                                                                                              December 31, 1999
                                                                                               (in thousands)
                                                        ---------------------------------------------------------------------------
                                                                                        Non-                           Avis Group
                                                                       Guarantor      Guarantor                      Holdings, Inc.
                                                           Parent    Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                        ----------   --------------  ---------------  -------------  --------------
ASSETS
Cash and cash equivalents........................       $       54   $    42,184     $     29,459                     $    71,697
Cash held on deposit with financial institution..                                          93,530                          93,530
Restricted cash..................................                                         253,080                         253,080
Accounts receivable, net.........................               (9)      210,962          904,787                       1,115,740
Prepaid expenses.................................                         41,282           23,034                          64,316
Finance lease receivables........................                                         871,034                         871,034
Vehicles, net-rental.............................                        (75,581)       3,442,943                       3,367,362
Vehicles, net-leasing............................                         55,704        3,078,305                       3,134,009
Property and equipment, net......................                        161,651           36,176                         197,827
Investment in subsidiaries.......................        2,121,275     1,272,000                      $ (3,393,275)
Other assets.....................................            1,000        78,863           35,410                         115,273
Cost in excess of net assets
    acquired, net................................                      1,595,529          198,861                       1,794,390
                                                        ----------   --------------  ---------------  -------------  --------------
Total assets.....................................       $2,122,320   $ 3,382,594     $  8,966,619     $ (3,393,275)   $11,078,258
                                                        ==========   ==============  ===============  =============  ==============

LIABILITIES, PREFERRED STOCK AND COMMONSTOCKHOLDERS' EQUITY

Accounts payable.................................                    $   273,102     $    315,275                       $  588,377
Accrued liabilities..............................       $   16,774       366,602          (13,923)                         369,453
Due (from) to affiliates, net....................          (84,266)     (119,494)         263,156                           59,396
Current income tax liabilities...................                         17,910              316                           18,226
Deferred income tax liabilities, net.............          (42,982)      144,893           79,345                          181,256
Public liability, property damage and other
   insurance liabilities, net....................                        206,111           53,645                          259,756
Debt.............................................        1,562,000        10,305        6,897,500                        8,469,805
Minority interest (preferred membership interest)                                          99,305                           99,305
Preferred stock..................................                        371,000                                          371,000
Common stockholders' equity......................          670,794     2,112,165        1,272,000     $ (3,393,275)        661,684
                                                        ----------   -------------   ---------------  -------------  --------------
Total liabilities, preferred stock and
  common stockholders' equity....................       $2,122,320   $ 3,382,594     $  8,966,619     $ (3,393,275)     $11,078,258
                                                        ==========   =============   ===============  =============  ==============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                          Condensed
                                                                            Consolidating Statements of Cash Flows
                                                                         For the nine months ended September 30, 2000
                                                                                          (in thousands)
                                                         --------------------------------------------------------------------------
                                                                                         Non-                         Avis Group
                                                                       Guarantor       Guarantor                     Holdings, Inc.
                                                           Parent     Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                         -----------  -------------  ---------------  --------------- -------------
Cash flows from operating activities:
Net income.......................................        $  105,415   $  171,726     $    82,010      $  (253,736)     $   105,415
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:..           1,023,167     (619,384)        856,778                         1,260,561
                                                         -----------  -------------  ---------------  --------------- -------------
  Net cash  provided by (used in) operating activities    1,128,582     (447,658)        938,788         (253,736)       1,365,976
                                                         -----------  -------------  ---------------  --------------- -------------

Cash flows from investing activities:

Payments for vehicle additions...................                        (68,238)     (5,623,877)                       (5,692,115)
Vehicle deletions................................                       (422,647)      4,099,759                         3,677,112
Increase in finance lease receivables............                                        (50,631)                          (50,631)
Payments for property and equipment..............                        (34,142)         (6,869)                          (41,011)
Retirements of property and equipment............                          6,188           3,190                             9,378
Proceeds from the sale of 80% of PHH Europe, net of
  cash disposed of $104,765......................                        800,960        (105,276)                          695,684
Settlement of PHH Europe intercompany accounts...                        225,819                                           225,819
Dividend from the PHH/Arval joint venture........                         32,426                                            32,426
Investment in subsidiaries.......................          (171,726)     (82,010)                         253,736
                                                         -----------  -------------  ---------------  --------------- -------------
  Net cash (used in) provided by investing activities      (171,726)      458,356     (1,683,704)         253,736       (1,143,338)
                                                         -----------  -------------  ---------------  --------------- -------------

Cash flows from financing activities:

Net increase in (repayment of) debt..............            97,437       (4,502)        697,102                           790,037
Repayment of acquisition and other debt from the
    proceeds of the sale of 80% of PHH Europe....        (1,054,437)     (15,704)         (1,576)                       (1,054,437)
Payments for debt issuance costs ................
                                                                                                                           (17,280)
Other ...........................................               162                                                            162
                                                         -----------  -------------  ---------------                  -------------
 Net cash (used in) provided by financing
   activities...................................           (956,838)      (20,206)       695,526                          (281,518)
                                                         -----------  -------------  ---------------                  -------------
Effect of exchange rate changes on cash..........                                           (390)
                                                                                                                              (390)
                                                                                     ---------------                  -------------

Net (decrease) increase in cash and cash equivalents             18        (9,508)       (49,780)                          (59,270)
Cash and cash equivalents at beginning of period.                54        42,184        122,989                           165,227
                                                         -----------  -------------  ---------------  --------------- -------------
    Cash and cash equivalents at end of  period..        $       72   $    32,676    $    73,209      $               $    105,957
                                                         ===========  =============  ===============  =============== =============

Supplemental disclosure of cash flow information:

    Cash interest paid...........................                                                                     $    431,369
                                                                                                                      =============
    Cash income taxes paid.......................                                                                     $     30,499
                                                                                                                      =============
Business disposed:

    Assets disposed..............................                                                                     $  1,731,488
    Liabilities disposed.........................                                                                        1,035,804
                                                                                                                      -------------
    Proceeds received from the sale of 80% of PHH
      Europe, net of cash disposed of $104,765...                                                                     $    695,684
                                                                                                                      =============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited)

Note 9 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                       Condensed
                                                                              Consolidating Statements of Cash Flows
                                                                           For the nine months ended September 30, 1999
                                                         --------------------------------------------------------------------------
                                                                                         Non-                          Avis Group
                                                                        Guarantor     Guarantor                       Holdings, Inc.
                                                           Parent      Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                         -----------  -------------  ---------------  --------------  -------------

Cash flows from operating activities:
Net income.......................................        $   81,843   $    88,387    $    40,300      $  (128,687)    $    81,843
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:......          (225,193)      502,204        304,612                          581,623
                                                         -----------  -------------  ---------------  --------------  -------------
    Net cash (used in) provided by operating
      activities.................................          (143,350)      590,591        344,912         (128,687)        663,466
                                                         -----------  -------------  ---------------  --------------  -------------

Cash flows form investing activities:

Payments for vehicle additions...................                                     (3,755,658)                      (3,650,923)
                                                                          104,735

Vehicle deletions................................                        (428,000)     3,097,166                        2,669,166
Decrease in finance lease receivables............                         (46,226)       (39,343)                         (85,569)
Payments for  property and equipment.............                         (29,476)        (5,546)                         (35,022)
Retirements of property and equipment............                           2,248          1,494                            3,742
Investment in subsidiaries.......................          ( 98,418)      (40,300)                         138,718
Payment for purchase of  rental car franchise
   licensees, net of cash
   acquired of $14,208...........................                         (44,934)          (258)                         (45,192)
Payment for purchase of PHH Holdings, net of cash
   acquired of $170,568..........................        (1,348,530)                                                   (1,348,530)
                                                         -----------  -------------  ---------------  --------------  -------------
     Net cash used in investing activities.......        (1,446,948)     (481,953)      (702,145)          138,718     (2,492,328)
                                                         -----------   ------------  ---------------  --------------  -------------

Cash flows from financing activities:

Net increase in (repayment of) debt..............         1,615,000       (98,356)       541,904                        2,058,548
Payments for debt issuance costs.................            19,522       (14,662)        (6,500)                          (1,640)
Purchases of treasury stock......................          ( 57,237)                                                      (57,237)
Other............................................             3,349                                                         3,349
Cash dividends...................................                           5,926         (5,926)
                                                         -----------  -------------  ---------------                  ------------
    Net cash provided by (used in) financing
    activities...................................         1,580,634      (107,092)       529,478                        2,003,020
                                                         -----------  -------------  ---------------                  ------------

Effect of exchange rate changes on cash..........            10,031            11          2,601           (10,031)          2,612
                                                         -----------  -------------  ---------------  --------------  ------------

Net increase in cash and cash equivalents........               367         1,557        174,846                          176,770
Cash and cash equivalents at beginning of period.                11         9,776         19,964                           29,751
                                                         -----------  -------------  ---------------  --------------  ------------
Cash and cash equivalents at end of  period......        $      378   $    11,333    $   194,810       $         -    $   206,521
                                                         ===========  =============  ===============  ==============  ============

Supplemental disclosure of cash flow information:

   Cash interest paid                                                                                                 $    173,600
                                                                                                                      ============
   Cash income taxes paid                                                                                             $     14,835
                                                                                                                      ============
Fair value of assets acquired, net of cash
   acquired of $184,776..........................                                                                     $  6,127,678
Liabilities assumed..............................                                                                        4,371,956
                                                                                                                      ------------
Net assets acquired..............................                                                                        1,755,722
Less: issuance of Series A and Series C Preferred
   Stocks........................................                                                                         (362,000)
                                                                                                                      ------------
Net cash paid for acquisitions...................                                                                     $  1,393,722
                                                                                                                      ============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Segment Information

Prior to the purchase of VMS on June 30, 1999 (Note 5), the Company operated in one industry segment; the rental car business. As of July 1, 1999, the Company began operating in two business segments as follows:

    Vehicle Rental                     The Company rents vehicles to business
                                       and leisure customers

    Vehicle Leasing and
    other fee based services           The Company leases  vehicles to customers
                                       under closed-end and open-end leases. Fee based services include fuel and maintenance cards, accident management and various other vehicle services which enable customers to effectively manage costs and enhance productivity.

Prior to the purchase of VMS on June 30, 1999, the Company operated in four geographic areas: the United States, Australia/New Zealand, Canada and Other Foreign Operations principally in Puerto Rico, the U.S. Virgin Islands and Argentina. As a result of the VMS acquisition, and the subsequent sale of 80% of PHH Europe on August 9, 2000 (Note 6) the Company added an additional geographic area; the United Kingdom (see Note 5). Revenue generated from each of the Company's business segments is recorded in the country in which vehicle rental, vehicle leasing and other fee based services are provided.

The accounting policies of each geographic area are the same as those described in the summary of significant accounting policies (see Note 1 of the notes to the audited annual 1999 consolidated financial statements).

EBITDA represents net income, plus non-vehicle interest expense (acquisition interest), non-vehicle depreciation and amortization, amortization of cost in excess of net assets acquired and income taxes. Corporate represents primarily acquisition interest, amortization of cost in excess of net assets acquired and amortization of deferred financing fees.

The operations within major business segments and major geographic areas for the three and nine months ended September 30, 2000 and 1999 are summarized as follows:

                                                                                    Nine months ended
                                                                                    September 30, 2000
                                                                --------------------------------------------------------------
                                                                                  Vehicle
                                                                                  Leasing
                                                                                 And other
                                                                  Vehicle        Fee Based
Business Segments                                                  Rental         Services        Corporate     Consolidated
                                                                -------------  ---------------  --------------  --------------
Revenue..........................................               $ 1,989,167    $  1,250,609                      $ 3,239,776
                                                                =============  ===============                  ==============
EBITDA...........................................               $   221,887    $    127,175      $     3,516     $   352,578
                                                                =============  ===============  ==============  ==============
Income (loss) before provision for income taxes..               $   190,213    $    109,821      $  (111,457)    $   188,577
                                                                =============  ===============  ==============  ==============
Total assets.....................................               $ 4,693,064    $  5,577,395                      $10,270,459
                                                                =============  ===============                  ==============



                                                                                    Nine months ended
                                                                                    September 30, 1999
                                                                --------------------------------------------------------------
                                                                                  Vehicle
                                                                                  Leasing
                                                                                 And other
                                                                  Vehicle        Fee Based
Business Segments                                                 Rental         Services        Corporate      Consolidated
                                                                -------------  ---------------  --------------  --------------
Revenue..........................................               $ 1,913,929    $   413,263                      $  2,327,192
                                                                =============  ===============                  ==============
EBITDA...........................................               $   175,052    $    47,875      $       464     $    223,391
                                                                =============  ==============   ==============  ==============
Income (loss) before provision for income taxes..               $   146,095    $    42,512      $   (42,459)    $    146,148
                                                                =============  =============    ==============  ==============
Total assets.....................................               $ 5,299,525    $ 5,884,054                      $ 11,183,579
                                                                =============  ===============                  ==============

AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Segment Information (Continued)

                                                                                    Three months ended
                                                                                    September 30, 2000
                                                                -------------------------------------------------------------
                                                                                  Vehicle
                                                                                  Leasing
                                                                                 And other
                                                                  Vehicle        Fee Based
Business Segments                                                 Rental         Services         Corporate      Consolidated
                                                                -------------  ---------------  --------------  --------------
Revenue..........................................               $   733,694    $   396,581                      $  1,130,275
                                                                =============  ===============                  ==============
EBITDA...........................................               $    89,929    $    35,038      $     2,058     $    127,025
                                                                =============  ===============  ==============  ==============
Income (loss) before provision for income taxes..               $    79,473    $    31,228      $   (25,793)    $     84,908
                                                                =============  ===============  ==============  ==============
Total assets.....................................               $ 4,693,064    $ 5,577,395                      $ 10,270,459
                                                                =============  ===============                  ==============


                                                                                    Three months ended
                                                                                    September 30, 1999
                                                                --------------------------------------------------------------
                                                                                   Vehicle
                                                                                   Leasing
                                                                                  And other
                                                                  Vehicle         Fee Based
Business Segments                                                  Rental         Services        Corporate     Consolidated
                                                                -------------   --------------  --------------  --------------
Revenue..........................................               $   709,555     $   413,263                     $  1,122,818
                                                                =============   ==============                  ==============
EBITDA...........................................               $    81,976     $    47,875     $       464     $    130,315
                                                                =============   ==============  ==============  ==============
Income (loss) before provision for income taxes..               $    71,721     $    42,512     $   (42,459)    $     71,774
                                                                 ============   ==============  ==============  ==============
Total assets.....................................               $ 5,299,525     $ 5,884,054                     $ 11,183,579
                                                                =============   ==============                  ==============



                                                                         Nine months ended September 30, 2000
                                                  --------------------------------------------------------------------------------
                                                                                                              Other
                                                    United       United        Australia/                    Foreign
Geographic Areas                                    States       Kingdom       New Zealand      Canada      Operations Consolidated
----------------                                  -----------  ------------    -------------  -----------  ----------- ------------
Revenue.......................................... $ 2,838,165  $   154,714     $   87,978     $ 129,698     $  29,221   $3,239,776
                                                  ===========  ============   = ============  ===========  =========== ============
EBITDA........................................... $   266,427  $    42,177    $    17,033     $  23,150     $   3,791   $  352,578
                                                  ===========  ============   ==============  ===========  =========== ============
Income before provision for income taxes......... $   116,475  $    30,810    $    16,122     $  21,938     $   3,232   $  188,577
                                                  ===========  ============   ==============  ===========  =========== ============
Total assets..................................... $ 9,545,417  $   181,204    $   107,446     $ 376,922     $  59,470   $10,270,459
                                                  ===========  ============   ==============  ===========  =========== ============


                                                                         Nine months ended September 30, 1999
                                                  ---------------------------------------------------------------------------------
                                                                                                              Other
                                                    United        United       Australia/                    Foreign
Geographic Areas                                    States       Kingdom       New Zealand      Canada      Operations Consolidated
----------------                                  -----------  ------------   --------------  -----------  ----------- ------------
Revenue.......................................... $2,052,908   $    64,592    $    91,079     $  92,093     $  26,520  $ 2,327,192
                                                  ===========  ============   ==============  ===========  =========== ============
EBITDA........................................... $  175,367   $    19,651    $    18,566     $  14,607     $  (4,800) $   223,391
                                                  ===========  ============== ==============  ===========  =========== ============
Income (loss) before provision for income taxes.. $  105,483   $    14,986    $    17,588     $  13,677     $  (5,586) $   146,148
                                                  ===========  ============   ==============  ============  ========== ============
Total assets..................................... $ 9,374,964  $ 1,328,108    $    99,610     $ 317,679     $  63,218  $ 11,183,579
                                                  ===========  ============   ==============  ============  ========== ============


AVIS GROUP HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Segment Information (Continued)

                                                                       Three months ended September 30, 2000
                                                  ---------------------------------------------------------------------------------
                                                                                                             Other
                                                    United         United        Australia/                  Foreign
Geographic Areas                                    States        Kingdom       New Zealand      Canada    Operations  Consolidated
----------------                                  -----------  ------------   --------------  -----------  ----------- ------------
Revenue.......................................... $1,016,168   $   22,458     $   27,419       $  55,207    $   9,023  $ 1,130,275
                                                  ===========  ============   ==============  ===========  =========== ============
EBITDA........................................... $  101,454   $    5,067     $    4,632       $  14,266    $   1,606  $   127,025
                                                  ===========  ============   ==============  ===========  =========== ============
Income before provision for income taxes......... $   61,786   $    3,473     $    4,341       $  13,864    $   1,444  $    84,908
                                                  ===========  ============   ==============  ===========  =========== ============
Total assets..................................... $9,545,417   $  181,204     $  107,446       $ 376,922    $  59,470  $10,270,459
                                                  ===========  ============   ==============  ===========  =========== ============



                                                                       Three months ended September 30, 1999
                                                  ---------------------------------------------------------------------------------
                                                                                                              Other
                                                    United        United        Australia/                   Foreign
Geographic Areas                                    States       Kingdom       New Zealand      Canada     Operations  Consolidated
----------------                                  -----------  ------------   --------------  -----------  ----------- ------------
Revenue.......................................... $  965,691   $   64,592     $    30,016     $   50,796    $  11,723  $ 1,122,818
                                                  ===========  ============   ==============  ===========  =========== ============
EBITDA........................................... $   94,405   $   19,651     $     5,664     $   11,531    $    (936) $   130,315
                                                  ===========  ============   ==============  ===========  =========== ============
Income (loss) before provision for income taxes.. $   41,685   $   14,986     $     5,330     $   11,084    $  (1,311) $    71,774
                                                  ===========  ============   ==============  ===========  =========== ============
Total assets..................................... $ 9,374,964  $1,328,108     $    99,610     $  317,679    $  63,218  $11,183,579
                                                  ===========  ============   ==============  ===========  =========== ============



Note 11 - Retirement Benefits

Effective January 1, 1999, the Company curtailed its defined benefit plans to its eligible salaried and hourly employees as of June 30, 1985. The Company recognized a non-recurring $7.5 million pre-tax gain as a result of the curtailment which was recorded in January 1999 and is included in Direct Operating Expenses on the accompanying Statement of Operations for the nine months ended September 30, 1999.

Note 12 - Cendant Purchase Offer

Cendant Corporation ("Cendant") and Avis Group Holdings, Inc., on November 13, 2000 announced that they have entered into a definitive agreement for Cendant to acquire all of the outstanding shares of Avis Group that are not currently owned by Cendant at a price of $33.00 per share in cash. Approximately 25.6 million outstanding shares of Avis Group Class A Common Stock, and options to purchase an additional approximately 7.9 million Avis Group shares, are not owned by Cendant. Accordingly, the transaction has an equity value of approximately, $935 million, net of option proceeds.

The shares will be acquired at a price of $33.00 per share in a cash merger pursuant to which Avis Group will be merged with an indirect wholly owned subsidiary of Cendant. Upon completion of the transaction, Avis Group will become a subsidiary of Cendant. The merger is conditioned upon, among other things, approval of a majority of the votes cast by Avis Group stockholders who are unaffilitated with Cendant and customary regulatory approvals. The transaction is expected to close in the first quarter of 2001.

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

ITEM 2:
General Overview

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

On August 9, 2000, the Company closed its transaction with BNP Paribas creating a joint venture that owns PHH Europe. BNP Paribas acquired an 80 percent interest in the joint venture for $800 million in cash and repayment of PHH Europe's intercompany indebtedness to Avis. The Company repaid over $1 billion of debt with the proceeds from the transaction and retained a 20% interest in the joint venture. Subsequent to the transaction, the operating results of PHH Europe are accounted for on the equity method.

Management believes that a more meaningful comparison is made when the historical results of operations for the nine months and three months ended September 30, 2000 are compared to the pro-forma results of operations for the nine months ended September 30, 1999, which give effect to the VMS acquisition (see Note 5 to the Condensed Consolidated Financial Statements contained herein), as if it had occurred on January 1, 1999. As a result of the BNP Paribas transaction, (Note 6) management also believes that a more meaningful comparison is made when presenting the results of operations for PHH Europe on one line called "Earnings of PHH Europe" for all periods presented. Therefore all revenue, costs and expenses, EBITDA, amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization for the Vehicle Leasing and other Fee Based Services segment excludes PHH Europe's results of operations for all periods presented.

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

Vehicle Leasing Revenue:

The  Company   primarily   leases   vehicles   under   three   standard
arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for leases". Each lease is either classified as an operating lease or direct financing lease and are included in Vehicles, net-leasing and Finance Lease Receivables, respectively, on the accompanying Statement of Financial Position. Lease generally terms range from 12 months to 50 months. Amounts charged to theleases for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms.

Other Fee Based Revenue:

Revenue from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred.

Costs and Expenses

Vehicle rental expenses include:

               o Direct operating  expenses  (primarily field  operations' wages and related benefits, concessions and commissions paid to airport authorities, vehicle insurance premiums and other costs relating to the operation of rental locations and the rental fleet)

               o Depreciation  and lease charges  relating to the rental fleet
                 (including net gains or losses upon disposition of vehicles).

               o Selling,   general  and  administrative   expenses   (including
                 payments  to  Cendant  under  the  Master  License   Agreement,
                 reservation costs, advertising and marketing costs, and commissions paid to airlines and travel agencies).

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

               o Interest expense (primarily relating to the financing of the rental fleet). VMS' vehicle leasing and other fee based services expenses include:

               o Depreciation  and lease charges  relating to the fleet
                 (including net gains or losses upon disposition of vehicles) o Selling, general and administrative expenses (including wages and related benefits, information processing and information services costs).

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

The following discussion and analysis provides information that management believes to be relevant to understanding the Company's financial position and results of operations:

RESULTS OF OPERATIONS

Pro-forma Results of Operations for the Nine Months ended September 30, 2000 Compared to Pro-forma Results of Operations for the nine Months ended September 30, 1999

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (in thousands):

                                                      Pro-forma                                         Pro-forma
                                     Nine Months ended September 30, 2000                Nine Months ended September 30, 1999
                                -------------------------------------------------  -------------------------------------------------
                                           Vehicle Leasing              Total                   Vehicle Leasing           Total
                                              and Other               Avis Group                  and Other              Avis Group
                                  Vehicle     Fee-Based                Holdings,    Vehicle       Fee-Based               Holdings,
                                  Rental      Services     Corporate     Inc.        Rental        Services    Corporate    Inc.
                                ---------- --------------- --------- ------------  -----------  -------------- --------- -----------
Revenue:
   Vehicle Rental.............. $1,989,167                           $ 1,989,167   $ 1,913,929                           $1,913,929
   Vehicle Leasing.............              $   979,029                 979,029                  $   946,021               946,021
   Other fee-based.............                  112,641                 112,641                       85,659                85,659
                                ---------- ---------------           ------------  -----------  --------------           -----------
   Total  Revenue............... 1,989,167     1,091,670               3,080,837     1,913,929      1,031,680             2,945,609
                                ---------- ---------------           ------------  -----------  --------------           -----------
Costs and expenses:
   Direct operating............    715,581                               715,581       724,845                              724,845
   Vehicle depreciation and
     lease charges, net........    510,674       739,297               1,249,971       505,330        739,655             1,244,985
   Selling, general and
     administrative............    357,919       127,392   $  (3,516)    481,795       350,701        118,026       (463)   468,264
   Interest, net...............    183,106       139,802                 322,908       158,001        105,321      1,000    264,322
                                ---------- --------------- --------- -----------   -----------  -------------- --------- -----------
                                 1,767,280     1,006,491      (3,516)  2,770,255     1,738,877        963,002        537  2,702,416
                                ---------- --------------- -------- -----------    -----------  -------------- --------- -----------
EBITDA.........................    221,887        85,179       3,516     310,582       175,052         68,678       (537)   243,193
Interest - acquisition debt....                              (92,872)    (92,872)                               (104,303)  (104,303)
Amortization of cost in excess                                     4
of net assets acquired.........     (9,414)         (852)    (20,103)    (30,369)       (9,686)        (1,036)   (20,310)   (31,032)
Non-vehicle depreciation and
   amortization................    (22,260)       (4,995)     (1,998)    (29,253)      (19,271)        (6,015)      (943)   (26,229)
Earnings of PHH Europe.........                   30,489                  30,489                       39,987                39,987
                                ---------- -------------   --------- -----------   -----------  -------------- --------- -----------
Income before provision for
   income taxes................   $190,213   $   109,821   $(111,457)    188,577   $   146,095  $     101,614  $(126,093)   121,616
                                ========== =============   ========= -----------   ===========  =============  =========  ==========
Provision for income taxes                                                83,162                                             59,203
                                                                     -----------                                          ----------
Net income....................                                         $ 105,415                                          $  62,413
                                                                     ===========                                          ==========

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

VEHICLE RENTAL

Revenue

Revenue increased 3.9%, from $1,913.9 million to $1,989.2 million, compared to the same period in 1999. The increase reflects an increase in the overall market demand (2.8%) and the impact of two acquisitions completed in 1999: Rent-A-Car Company, Inc. on March 19, 1999 and Motorent, Inc. on June 30, 1999 (1.1 % combined). The revenue increase reflects a 3.5% increase in the number of rental transactions and a 0.4% increase in revenue per rental transaction.

Costs and Expenses

Total costs and expenses (including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 1.8%, from $1,767.8 million to $1,799.0 million, compared to the same period in 1999.

Direct operating expenses decreased 1.3%, from $724.8 million to $715.6 million, compared to the same period in 1999. As a percentage of revenue, direct operating expenses declined to 36.0%, from 37.9% for the corresponding period in 1999. The reduction was due primarily to lower maintenance and damage costs (0.3% of revenue), lower airport commissions (1.7% of revenue), lower vehicle insurance costs (0.2% of revenue), and other operating cost savings (0.8%), partially offset by higher compensation costs (0.6 % of revenue). 1999 results included a one-time $7.5 million gain (0.4% of revenue), resulting from the curtailment of the Company's Defined Benefit Plans.

Vehicle depreciation and lease charges increased 1.1%, from $505.3 million to $510.7 million, compared to the same period in 1999. As a percentage of revenue, vehicle depreciation and lease charges were 25.7% of revenue, as compared to 26.4% of revenue for the corresponding period in 1999. The change reflected a 2.9% increase in the average rental fleet combined with a lower cost per vehicle.

Selling, general and administrative expenses increased 2.1%, from $350.7 million to $357.9 million, compared to the same period in 1999. The increase was due to higher royalty fees ($5.0 million), and higher travel agency commissions expenses ($4.4 million), partially offset by lower general and administrative expenses ($2.2 million).

Fleet related interest expense increased 15.9%, from $158.0 million to $183.1 million, compared to the same period in 1999, due to higher borrowings required to finance the growth of the rental fleet and higher average interest rates.

Non-vehicle depreciation and amortization increased 15.5%, from $19.3 million to $22.3 million, compared to the same period in 1999. The increase reflects an increase in the amortization of airport related leaseheld improvements and equipment.

Income before provision for income taxes increased 30.2%, from $146.1 million to $190.2 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE-BASED SERVICES

Revenue

VMS' revenue increased 5.8%, from $1,031.7 million to $1,091.7 million, compared to the same period in 1999. The increase consists of a 3.5% or $33.0 million increase in vehicle leasing revenue and a 31.5% or $27.0 million increase in other fee based revenue, compared to the same period in 1999.

The increase in vehicle leasing revenue reflects an increase in interest charges billed to customers due to higher interest rates.

The increase in other fee-based revenue reflects solid growth in the three major fee-based product lines: fuel, maintenance and accident management. Fuel revenue increased 42.6% reflecting an increase in outstanding fuel cards and higher fuel prices. Accident Management continued its strong growth with a 15.6% increase in revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

Costs and Expenses

Total costs and expenses (excluding the results of PHH Europe, but including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 4.4%, from $970.1 million to $1,012.3 million, compared to the same period in 1999. The increase was primarily due to $34.5 million of higher interest expense, resulting from higher interest rates, of which a substantial portion was billed back to customers.

Selling, general and administrative increased 7.9%, from $118.0 million to $127.4 million, compared to the same period in 1999. The increase is due to higher payroll and related costs to support the increased fee-based revenue.

Earnings of PHH Europe have decreased due to the completion of the transaction with BNP Paribas on August 9, 2000 creating a joint venture that owns PHH Europe. BNP Paribas acquired an 80 percent interest in the joint venture for $800 million in cash and repayment of intercompany indebtedness to Avis (the "BNP Transaction"). Subsequent to the BNP Transaction the Company accounts for its remaining 20% investment on the equity method.

Income before provision for income taxes including the results of PHH Europe increased 8.1%, from $101.6 million to $109.8 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

CORPORATE

Corporate expenses primarily include interest expense and amortization of deferred financing costs related to the Company's Senior Subordinated Notes and Term loans which provided financing for the VMS acquisition (see Acquisition Financing contained in Note 8 of the notes to the condensed consolidated financial statements).

Corporate expenses decreased 11.6%, from $126.1 million to $111.5 million, compared to the same period in 1999, mainly due to $11.4 million decrease in interest expense resulting from the repayment of $1.0 billion in Acquisition Term loans with the proceeds from the BNP Transaction.

TOTAL AVIS GROUP HOLDINGS, INC.

Provision for Income Taxes

The Company's consolidated provision for income increased 40.5%, from $59.2 million to $83.2 million, compared to the same period in 1999. The effective income tax rate for the period ended September 30, 2000 was 44.1%, down from 48.7% for the corresponding period in 1999. The decrease in the effective income tax rate was due primarily to an increase in income before provision for income taxes in relation to non-deductible goodwill an a reduction in non-deductible goodwill due to the completion of the BNP Paribas transaction. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income

Consolidated net income increased 68.9%, from $62.4 million to $105.4 million, compared to the same period in 1999. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

RESULTS OF OPERATIONS

Pro-forma Results of Operations for the Three Months ended September 30, 2000 Compared to Pro-forma Results of Operations for the Three Months ended September 30, 1999

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (in thousands):


                                                       Pro-Forma                                        Pro-Forma
                                     Three Months ended September 30, 2000               Three Months ended September 30, 1999
                                ------------------------------------------------   -------------------------------------------------
                                           Vehicle Leasing              Total                   Vehicle Leasing              Total
                                             and Other                Avis Group                  and Other               Avis Group
                                  Vehicle    Fee-Based                Holdings,      Vehicle      Fee-Based                Holdings,
                                  Rental      Services     Corporate     Inc.        Rental       Services     Corporate      Inc.
                                ---------- --------------- --------- -----------   -----------  ------------- ----------- ----------
Revenue:
   Vehicle Rental.............. $ 733,694                            $  733,694    $ 709,555                              $ 709,555
   Vehicle Leasing.............              $   334,283                334,283                 $   314,869                 314,869
   Other fee-based.............                   39,282                 39,282                      30,750                  30,750
                                ---------- ---------------           -----------   -----------  -------------             ----------
   Total Revenue...............   733,694        373,565              1,107,259      709,555        345,619               1,055,174
                                ---------- ---------------           -----------   -----------  -------------             ----------
Costs and expenses:
   Direct operating............   259,573                               259,573      263,125                                263,125
   Vehicle depreciation and
     lease charges, net........   191,346       251,378                 442,724      186,859        244,028                 430,887
   Selling, general and
     administrative............   122,321        43,276    $ (2,058)    163,539      119,519         37,690    $    (463)   156,746
   Interest, net...............    70,525        49,162                 119,687       58,076         37,232                  95,308
                                ---------- --------------- --------- -----------   -----------  ------------- ----------- ----------
                                  643,765       343,816      (2,058)    985,523      627,579        318,950         (463)   946,066
                                ---------- --------------- --------- -----------   -----------  ------------- ----------- ----------
EBITDA.........................    89,929        29,749       2,058     121,736       81,976         26,669          463    109,108
Interest - acquisition debt....                             (21,041)    (21,041)                                 (35,545)   (35,545)
Amortization of cost in excess
of net assets acquired.........    (3,133)         (302)     (6,299)     (9,734)      (3,335)          (204)      (7,064)   (10,603)
Non-vehicle depreciation and                                                                                          14
   amortization................     7,323)       (1,895)       (511)     (9,729)      (6,920)        (1,030)        (314)    (8,264)
Earnings of PHH Europe.........                   3,676                   3,676                      17,078                  17,078
                                ---------- --------------- --------- -----------   ----------- ------------- -----------  ----------
Income before provision for
   income taxes................  $ 79,473   $    31,228    $(25,793)     84,908    $  71,721    $    42,513    $ (42,460)    71,774
                                =========  =============   =========               ===========  ============ ===========
Provision for income taxes.....                                          36,511                                              32,399
                                                                     -----------                                          ----------
Net income.....................                                      $   48,397                                           $  39,375
                                                                     ===========                                          ==========

VEHICLE RENTAL

Revenue

Revenue increased 3.4%, from $709.6 million to $733.7 million, compared to the same period in 1999. The revenue increase primarily reflects a 3.4 % increase in the number of rental transactions.

Costs and Expenses

Total costs and expenses (including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 2.6%, from $637.8 million to $654.2 million, compared to the same period in 1999. Direct operating expenses decreased 1.3%, from $263.1 million to $259.6 million, compared to the same period in 1999. As a percentage of revenue, direct operating expenses declined to 35.4%, from 37.1% for the corresponding period in 1999. The reduction was due primarily from lower maintenance and damage costs (0.2% of revenue), lower airport commissions (1.5% of revenue), lower vehicle insurance costs (0.3% of revenue), and other operating cost savings (0.5% of revenue), partially offset by higher compensation costs (0.6% of revenue), and higher computer services costs (0.3% of revenue).

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

Vehicle depreciation and lease charges increased 2.4%, from $186.9 million to $191.3 million, compared to the same period in 1999. As a percentage of revenue, vehicle depreciation and lease charges were 26.1% of revenue, as compared to 26.3% of revenue for the corresponding period in 1999. The change reflected a 5.1% increase in the average rental fleet combined with a lower cost per vehicle.

Selling, general and administrative expenses increased 2.3%, from $119.5 million to $122.3 million, compared to the same period in 1999. The decrease was due to higher general and administrative expenses ($1.3 million), higher royalty fees ($1.7 million), higher travel agency commissions ($1.4 million), and was partially offset by lower marketing costs ($1.7 million).

Fleet related interest expense increased 21.4%, from $58.1 million to $70.5 million, compared to the same period in 1999, due to higher borrowings required to finance the growth of the rental fleet and higher average interest rates.

Income before provision for income taxes increased 10.8%, from $71.7 million to $79.5 million, compared to the same period in 1999. The increase reflects higher revenue and lower costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE-BASED SERVICES

Revenue

VMS' revenues increased 8.1%, from $345.6 million to $373.6 million, compared to the same period in 1999. The increase consists of a $19.4 million increase in vehicle leasing revenue and a 27.7% or $8.5 million increase in other fee-based revenue.

The increase in vehicle leasing revenue reflects an increase in interest charges due to higher interest rates and increased depreciation charges on the lease portfolio, both of which are billed back to customers.

The increase in other fee-based revenue reflects growth in the three major fee-based product lines: fuel, maintenance and accident management. Fuel revenue increased 39.6%, reflecting an increase in outstanding fuel cards and higher fuel prices. Accident Management continued its strong growth as total revenue increased 9.7%.

Cost and Expenses

Total costs and expenses (excluding the results of PHH Europe, but including amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 8.1%, from $320.2 million to $346.0 million, compared to the same period in 1999. The increase was mainly due to $11.9 million of higher interest expense and 7.3% higher depreciation charges resulting from higher interest rates, which are primarily billed back to customers.

Selling, general and administrative expenses increased 14.8%, from $37.7 million to $43.3 million, compared to the same period in 1999. The increase is due primarily to higher payroll and related costs to support the increased fee-based revenue.

Income before provision for income taxes decreased 26.5%, from $42.5 million to $31.2 million, compared to the same period in 1999. Excluding the earning of PHH Europe, income before the provision for income taxes increased 4.4%.

CORPORATE

Corporate expenses primarily include interest expense and amortization of deferred financing costs related to the Company's Senior Subordinated Notes and Term loans which provided financing for the VMS acquisition (see Note 8 of the notes to the condensed consolidated financial statements).

Corporate expenses decreased 39.3%, from $42.5 million to $25.8 million, compared to the same period in 1999, mainly due to $14.5 million decrease in interest expense resulting from the repayment of $1.0 billion in Acquisition Term loans with the proceeds from the BNP Transaction.

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

TOTAL AVIS GROUP HOLDINGS, INC.

Provision for Income Taxes

The Company's consolidated provision for income taxes increased 12.7%, from $32.4 million to $36.5 million, compared to the same period in 1999. The effective income tax rate was 43.0%, down from 45.1 % for the corresponding period in 1999. The decrease in the effective income tax rate was due primarily to an increase in income before provision for income taxes as well as an element of a reduction in certain non-deductible goodwill due to the completion of the BNP Paribas transaction. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income

Consolidated net income increased 22.8%, from $39.4 million to $48.4 million, compared to the same period in 1999. The increase reflects higher revenue, decreased costs and expenses as a percentage of revenue and a lower effective income tax rate.

Liquidity and Capital Resources

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of the VMS acquisition indebtedness. For the nine months ended September 30, 2000, the Company's expenditures for new vehicles were approximately $5.7 billion and proceeds from the disposition of used vehicles were approximately $3.7 billion. For 2000, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 1999. Since the late 1980's, the Company has acquired vehicles related to its vehicle rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance. VMS has historically not participated in Repurchase Programs and the Company does not expect it to do so in the future. Generally, customers with open-end leases, which make up approximately 94% of VMS' lease portfolio, bear the residual risk with respect to their vehicles. For closed-end leases, which make up approximately 6% of VMS' lease portfolio, VMS bears the residual risk. The Company has established methods for disposition of used vehicles that are not covered by Repurchase Programs.

Historically, the Company's financing requirements for rental vehicles have typically reached an annual peak during the second and third calendar quarters, as fleet levels build in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of vehicle and rental demand. Management expects that this pattern will continue including VMS, whose cash requirements have historically been relatively consistent over the course of a given year.

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. Trade receivables, from vehicle rental operations, also provide liquidity with approximately 12 days of daily sales outstanding.

The Company made capital investments for property improvements totaling $41.0 million for the nine months ended September 30, 2000.

The Company has an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability.

Vehicle Rental ABS Facility

To support vehicle rental operations, the Company has a domestic integrated financing program that as of September 30, 2000 provides for up to $4.3 billion in financing for vehicles covered by Repurchase Programs, with up to 15% of the asset-backed securities ("ABS") Facility available for vehicles not covered by Repurchase Programs. The ABS Facility provides for the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Variable Funding Notes") and $2.8 billion of asset-backed medium term notes are outstanding under the ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in the Company's rental fleet.

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by either MBIA and AMBAC Assurance and as a result are rated AAA by S&P and Aaa by Moody's. At September 30, 2000, the Company had approximately $3.7 billion of debt outstanding under the ABS Facility and had approximately $625 million of additional credit available for rental vehicle purchases.

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

On July 20, 2000, one of the Company's vehicle rental financing subsidiaries issued $200 million of Series 2000-3 Floating Rate Rental Car Asset-Backed Notes (Series 2000-3 Notes). The notes are secured by the Company's vehicles.
Anticipated principal repayment on the Notes commence in May 2003 through October 2003. The interest rate with respect to the Series 2000-3 Notes is equal to LIBOR plus 19 basis points per annum. The Series 2000-3 Notes are guaranteed under a Surety Bond issued by MBIA and are rated AAA by Standard and Poors and Aaa by Moody's. The Series 2000-3 Notes rank pari pasu with the Variable Funding Note and the Medium Term Notes described above.

On August 21, 2000, one of the Company's vehicle rental financing subsidiaries issued $500 million of Series 2000-4 Floating Rate Rental Car Asset Backed Notes (Series 2000-4 Notes). The notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence on June 2005 through November 2005. The interest rate with respect to the Series 2000-4 Notes is equal to LIBOR plus 25 basis points per annum. The Series 2000-4 Notes are guaranteed under a Surety Bond issued by MBIA and are rated AAA by Standard and Poors and Aaa by Moody's. The Series 2000-4 Notes rank pari pasu with the Variable Funding Note and the Medium Term Notes described above.

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

At September 30, 2000 the Company had two series of Preferred Membership Interest outstanding which total $99.3 million. Preferred Membership Interest are financial instruments issued by the Company to third parties in connection with VMS vehicle financing.

Other Facilities

Borrowings for the Company's other international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company guarantees only the borrowings of its Rent A Car subsidiary in Argentina and Puerto Rico which had outstanding debt of $10.4 million at September 30, 2000. In addition, the Company has guaranteed two facilities of its' Canadian Leasing Operation; A $(Canadian) 25 million warehousing facility of which the Company has guaranteed up to $(Canadian) 25 million of residual losses; and the guarantee of a $(Canadian) 5 million overdraft facility. At September 30, 2000 the total debt for the Company's other international operations was approximately $254 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

Acquisition Financing

The Company is party to a credit agreement (the " Credit Facility") which provides for up to $1.35 billion of borrowings in the form of (1) a Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility. The loans under the Credit Facility bear interest at variable rates at fixed margins above either Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The Credit Facility is guaranteed by each U.S subsidiary of Avis Group Holdings, Inc., but excluding any insurance subsidiaries, banking subsidiaries, securitization or other vehicle financing subsidiaries. All borrowings by the Company under the Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the Credit Facility excluding assets that secure the ABS Facilities, and by a pledge of all the capital stock of each of Avis Group Holdings, Inc.'s U.S.
subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries. In addition, in connection with the VMS acquisition, the Company issued Senior Subordinated Notes (the "Notes") which mature in 2009. Avis Group Holdings, Inc.'s obligation under the Notes are subordinate and junior in right of payment in all existing and future senior indebtedness of the Company, including all indebtedness under the New Credit Facility. The obligations of the Company under the Notes and the Indenture are guaranteed on a senior subordinated basis by each of the Company's U.S. subsidiaries, other than its banking subsidiaries, insurance subsidiaries and securitization and other vehicle financing subsidiaries which have not guaranteed senior indebtedness of the Company. The Credit Facility and the Indenture contain numerous financing and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge with other entities and otherwise restrict corporate activities. The Credit Facility and the Indenture contain customary events of default. As of September 30, 2000, the Company was in compliance with all such covenants.

On August 9, 2000, the Company completed a transaction disposing of 80% of its interest in PHH Europe (see Note 6). The proceeds from the transaction were used to repay Term Loan A, B and C. These amounts cannot be reborrowed. Concurrently with the closing, an amendment to the Credit Facility became effective. This amendment further restricted the Company's covenants required under the Credit Facility and increased the amount available under the Revolving Credit Facility to $450 million As of September 30, 2000 there was $105 million outstanding under the Revolving Credit Facility.

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

AVIS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Unaudited)

Recent Accounting Standards

A recent pronouncement of the Financial Accounting Standards Board which is not required to be adopted at this date, is Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. The impact of the adoption of SFAS 133 on the Company's consolidated financial statements has not yet been determined, however it is not expected to have a material effect.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Financial Disclosures About Market Risk

The Company has derivative financial instruments at September 30, 2000 that are sensitive to changes on its debt obligations and on its interest rate swap agreements. The following derivative instruments' agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate fluctuations under its asset backed debt, the Company has entered into domestic interest rate cap and interest rate floor agreements with a duration of up to 10 years, respectively. The domestic interest rate cap and interest rate floor agreements have notional values of $1,059.5 million and $314.8 million, respectively. The agreements established the average domestic and foreign interest rate ceiling and floor on asset-backed vehicle financing of 6.68% and 5.00%, respectively.

(b) The Company has also entered into U.S. and foreign interest rate swap agreements. Swap agreements which effectively convert floating rates of interest to fixed rates of interest on the Company's debt have an aggregate notional value of $295.0 million and terminate through October 2001. Swap agreements which effectively convert floating rates of interest to fixed rates on interest on the Company's debt have an aggregate notional value of $600.0 million and terminate through May 2005.

 (c) Depending on market fundamentals of the price of gasoline and other conditions, the Company may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by the Company effectively establish a minimum sales transaction fee for the volume of gasoline purchased on the Company's programs. An increase in the value of the options is highly correlated to decreases in the average price of gasoline purchased by the Company's cardholders. Put options permit the Company to participate in price increases above the option price. The cost of an option is amortized in the month the option expires. Gains from the sale or exercise of options are recognized when the underlying option is sold. At September 30, 2000, the total contract amount of such options was
     51.7 million gallons of gasoline and the unamortized cost of options was $1.3 million and is included in other assets in the Company's consolidated statement of financial position.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Avis Group Holdings, Inc.
                                          -------------------------
                                          (Registrant)

Dated:   November 13, 2000                By:  /s/ Kevin M. Sheehan
                                          -------------------------------------
                                          President-Corporate and Business
                                          Affairs and Chief Financial Officer
                                          (principal financial officer)




Dated:   November 13, 2000                By:  /s/ Timothy M. Shanley
                                          --------------------------------------
                                          Vice President and Controller
                                          (principal accounting officer)

                           Part II. Other Information

ITEM: 6(a)    EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Exhibits filed with Form 10-Q for the quarter ended September 30, 2000 under the Securities Exchange Act of 1934.

                             AVIS GROUP HOLDINGS, INC.
                          Commission file number 1-13315

                                  EXHIBIT INDEX

Exhibit

  No.                          Description                             Page No.
--------            --------------------------------------            --------


  27                Financial Data Schedule for                           31
                    the Nine months ended September 30, 2000





ITEM: 6(b)        CURRENT REPORT ON FORM 8-K

On August 24, 2000, the Company filed a form 8-K that gave notification of :

o The sale of 80% of PHH Europe to PNB Paribas for $800 million in cash, the settlement of intercompany indebtedness owed to the Company by PHH Europe, and the creation of a joint venture in which the Company initially retained a 20% interest.

o The Board of Directors approval authorizing the Company to repurchase up to 100 million of its Class A Common Stock.