Form 10-K
period 2000-12-31
AVIS GROUP HOLDINGS INC
filed 2001-03-28
CIK 1040445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 2000

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ____________ to

Commission file number: 1-13315
                       --------

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     11% Senior Subordinated Notes due 2009

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Avis Group Holdings, Inc., meets the conditions set forth in General Instructions I (1) (a) and (b) to form 10-K and is therefore filing this form with the reduced disclosure format.

      As of March 1, 2001, the number of shares of Class A Common stock of the Company outstanding were 31,499,769.

                                      INDEX
                                  TO FORM 10-K

                                                                                               Page Number
                                                                                               -----------
                                                Part I
Item 1.   Business...............................................................................  2-12
Item 2.   Properties.............................................................................   12
Item 3.   Legal Proceedings......................................................................   12
Item 4.   Submission of Matters to a Vote of Security Holders....................................   12

                                                Part II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............   12
Item 5B.  Holder of Common Equity................................................................   12
Item 6.   Selected Financial Data................................................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  13-18
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk..............................  18-20
Item 8.   Financial Statements and Supplementary Data............................................   20
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...   20

                                               Part III

Item 10.  Directors and Executive Officers of the Registrant.....................................   21
Item 11.  Executive Compensation.................................................................   21
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................   21
Item 13.  Certain Relationships and Related Transactions.........................................   21

                                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................   21

Item 1. BUSINESS

      Effective March 27, 2000, Avis Rent A Car, Inc. changed its name to Avis Group Holdings, Inc. Unless the context otherwise requires, each reference in this Annual Report to (i) the "Company" refers to Avis Group Holdings, Inc. and its operating subsidiaries, (ii) "ARACS" refers to Avis Rent A Car System, Inc., a wholly-owned subsidiary of the Company, (iii) "VMS" refers to the vehicle management and fuel card businesses of the Company's wholly-owned subsidiaries which, prior to their acquisition, were operated by Cendant Corporation through its PHH subsidiaries in the United States and Canada ("PHH North America"), its former PHH subsidiaries in Europe ("PHH Europe") and Wright Express LLC ("WEX"),
(iv) "Cendant" refers to Cendant Corporation and its subsidiaries, and (iv) the "Franchisor" refers to Cendant Car Rental, Inc., a wholly-owned subsidiary of Cendant. Statistical information contained herein with respect to the domestic car rental industry and the domestic or international vehicle leasing and fuel card markets have been derived from publicly available sources, including trade publications, which the Company has not independently verified but believes to be reliable.

General

      The Company is a services and information provider whose mission is to create a full array of automotive, transportation and vehicle management solutions. The Company differentiates itself by delivering personalized services and powerful internet-based management decision-making tools. The Company operates in one comprehensive business, the automotive business, which includes vehicle rental, vehicle leasing and other fee based services. The Company provides comprehensive vehicle management solutions to its customers which include over 3,000 companies and government agencies in North America, including over one quarter of the Fortune 500 companies.

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

      On June 30, 1999, the Company acquired VMS from Cendant for approximately $1.8 billion, plus the refinancing of $3.5 billion of VMS indebtedness (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1.0 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance of $362.0 million of preferred stock. The VMS Acquisition established the Company as a leading worldwide provider of comprehensive automotive transportation and vehicle management solutions. The VMS Acquisition allows the Company to diversify its revenue base, create significant revenue growth and cost savings opportunities, expand its current car rental business, and bring together a senior management team that has extensive knowledge of the vehicle rental, management and financing industries.

      On August 9, 2000 the Company completed a transaction with BNP Paribas ("BNP") to form a joint venture company that owns PHH Europe. As part of the transaction, BNP acquired an 80% interest in the joint venture, with the Company retaining a 20% interest. The Company received $800 million in cash and had its intercompany indebtedness with PHH Europe repaid. PHH Europe, with operations in the United Kingdom and Germany, is engaged in the business of leasing vehicles and providing fee based services, including fuel and maintenance cards, accident management and other vehicle services to its customers. Accordingly, the Company's 20% investment in the joint venture is reported as Investment in PHH/Arval Joint Venture in the Consolidated Statement of Financial Position and the earnings of the joint venture are included in the Consolidated Statement of Operations on the equity method of accounting. The difference between the carrying value of the net assets of PHH Europe and the proceeds from the sale have been accounted for as a reduction of cost in excess of net assets acquired relating to the VMS Acquisition.

      On November 11, 2000 Cendant and the Company entered into an Agreement and Plan of Merger (the "Cendant Merger Agreement") whereby Cendant would acquire all of the outstanding shares of the Company's Class A Common stock that were not owned by Cendant at a price of $33.00 per share, in cash (the "Merger Consideration"). Pursuant to the Cendant Merger Agreement all outstanding and unexercised options to purchase the Class A Common stock of the Company would be either cancelled upon the merger in exchange for cash payment equal to the excess of the Merger Consideration over the per share exercise price of each option or converted into options to purchase Cendant common stock. Approximately
25.9 million outstanding shares of the Company's Class A Common stock were not owned by Cendant and approximately 6.7 million unexercised non-converted options were outstanding at February 28, 2001. The merger was approved on February 28, 2001, by a majority of Avis Group Holding, Inc's. shareholders' who are unaffiliated with Cendant and closed on March 1, 2001 when the Company became a subsidiary of Cendant. Costs associated with the acquisition of the Company will be paid by Cendant.

      Cendant is a diversified global provider of business and consumer services primarily within the real estate and travel sectors. Cendant's core competencies include building franchise systems and providing outsourcing services. Cendant is among the world's leading franchisers of real estate brokerage offices, hotels, rental car agencies, and tax preparation services. Cendant is also a provider of outsourcing solutions to its business partners including mortgage origination, employee relocation, customer loyalty programs and vacation exchange services. Other business units include NCP, the UK's largest private operator and WizCom, an information technology service provider. With headquarters in New York City, the Company has approximately 28,000 employees and operates in over 100 countries

      The Company's operations include the second largest general use car rental business in the world, based on total revenue and volume of rental transactions and provides through its VMS subsidiaries, integrated card payment services, vehicle leasing and value-added vehicle management services in North America and Europe, with leading market shares across many of its product lines.

      The Company, through its operating subsidiary ARACS, rents vehicles to business and leisure travelers through approximately 774 rental locations in both airport and non-airport (downtown and suburban) markets in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. During 2000, the Company completed approximately 17.1 million rental transactions with a fleet that averaged approximately 229,000 vehicles and generated total vehicle rental revenue of approximately $2.6 billion, of which approximately 90% was derived from its operations in the United States. In addition, the Company provides vehicle leasing and value added vehicle management services and integrated card payment services in North America. The Company's services consist of vehicle leasing and related asset-based services and a broad range of fee-based services which include fuel and maintenance cards, accident management, and other vehicle-related services, all of which are designed to allow clients to manage costs effectively and enhance productivity. In 2000, asset-based products and services accounted for 89% of leasing revenue, while fee-based products and services accounted for the remaining 11%. At December 31, 2000, approximately 489,000 vehicles were under management and over
3.8 million fuel and maintenance cards were outstanding. At December 31, 2000, the Company'sleasing automotive fleet consisted of approximately 287,000 leased vehicles worldwide, 96% of which were leased subject to open-end leases under which the customer bears substantially all of the vehicle residual risk.

      The Avis brand name is owned by the Franchisor and is licensed for use by its franchisees. The Company's subsidiary ARACS, is the largest Avis System franchisee in the world. As an Avis System franchisee, ARACS has entered into certain arrangements with the Franchisor and its affiliates that require ARACS to make payments to the Franchisor and its affiliates, including monthly payments under the Master License Agreement consisting of a monthly base royalty of 3.0% of ARACS' gross revenue and a supplemental royalty of 1.0% of gross revenue (payable quarterly in arrears), which will ultimately increase to a maximum of 1.5% in 2003. Until July 30, 2002, the supplemental royalty or a portion thereof may be deferred if the Company does not attain certain financial targets. The Avis System is comprised of approximately 4,700 rental locations, including locations at the largest airports and cities in the United States and approximately 172 other countries and territories, and a fleet of approximately 438,000 vehicles during the peak season, all of which are operated by franchisees. During 2000, the Company's 602 U.S. rental locations, produced approximately 93% of the Avis System's revenue in the United States, with the balance derived from 307 locations operated by 62 other Avis System franchisees, of which five accounted for approximately 2.5% of the Avis System's U.S. revenue. The Company is the sole franchisee of the Avis System in the international markets in which it operates. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe plc, which is not affiliated with the Company. Management believes that the strong recognition of the Avis brand name, the breadth of the Avis System and the sophistication of the Wizard System enable the Company and other Avis System franchisees to provide consistent quality, pricing and service to business and leisure customers worldwide.

Strategy

The Company's objective is to promote growth and enhance the profitability of its business . This will be achieved through a strategy that capitalizes on its full array of automotive transportation and vehicle management solutions and that concentrates on the following key elements:

Further Integration and Selling Opportunities. Common strengths among the vehicle rental and vehicle leasing and management businesses provide a significant opportunity to provide a one-stop shopping of comprehensive automotive transportation and vehicle management solutions to our customers. The Company intends to consolidate to a single sales approach which sells to rental and leasing corporate customers a full menu of services and products including car rental, asset based leasing, and fee based services such as fuel and maintenance cards. In addition, the Company continues to capitalize on changing leasing and rental car industry dynamics by improving on its business mix and fleet utilization, increasing brand loyalty through target marketing and developing a suburban rental business program. Other opportunities include (i) selling products such as vehicle rental to the Company's extensive base of leasing customers who may require rental services on a short-term basis; and
(ii) further penetrating both the small and large vehicle markets.

Leveraging Vehicle Acquisition and Disposition Management. The Company continues to leverage and consolidate its expertise in the acquisition and disposition of its fleet. On an annual basis, the Company purchases in excess of 475 thousand vehicles. The Company will continue to leverage its vehicle purchasing volume to improve its operating margin. Its' relationship with major vehicle manufacturers and synergies in the area of fleet purchasing and disposition have facilitated the efficient purchase and convenient delivery of vehicles for both leasing and rental customers.

The Company intends to further develop its common channels of vehicle disposition. Rental vehicle dispositions which are not eligible for manufacturers turnback programs (approximately 2% of rental fleet) present the Company the opportunity to combine its selling efforts for rental vehicles with the leased vehicle sales effort, with the intent of creating a common disposition channel. The Company currently sells used lease vehicles through various distribution channels in the United States and Canada, including vehicle re-marketing centers in Toronto and Montreal.

Leverage Strengths in Leasing and Rental Technology. The Company has continued to take advantage of the extensive technology and information processing capabilities of its rental and leasing business. The Company's proprietary management information applications, enhanced by its real-time data access have provided customers with customized information and services. The key management information system is an integrated data warehouse application (titled SPIN), which stores information from other systems to provide a centralized base of information from other systems to provide a consolidated base of information related primarily about the vehicle and leasing customer. The value of SPIN is further enhanced by the introduction of PHH InterActive which provides customers "real time" access to their own fleet data contained within SPIN. In addition, the Company leveraged the PHH technology and introduced Avis InterActive, which is the first Internet based information system in the vehicle rental industry, allowing for the Company's corporate customers "real time" access to aggregated information on car rental expenses and utilization and specific renter preferences. Through this technology, the Company is better able to serve and assist its corporate customers.

Develop New Products and Services. In addition to our existing business, the Company seeks to develop a broad range of new products and services designed to further penetrate and enhance our existing customer base, expand our presence in unpenetrated markets and develop marketing programs geared towards new customers such as smaller corporate fleets, leisure travelers and the suburban rental market. Coordination of marketing efforts will provide significantly enhanced channels into these markets.

Capitalizing on Cross-Marketing and Other Synergistic Opportunities with Cendant. The Company has initiated and is expanding cross-marketing relationships with Cendant's corporate relocation and resort timeshare exchange businesses, its lodging franchise systems, which include the Days Inn(R), Howard Johnson(R) and Ramada(R) brands, and its real estate brokerage franchise systems, including the CENTURY 21(R) and Coldwell Banker(R) brands. The Company also has begun to reduce its costs of purchasing media and other non-fleet goods and services through arrangements with Cendant.

Operations

      At December 31, 2000, the Company operated 602 vehicle rental facilities at airport, near-airport and downtown locations throughout the United States. During 2000, approximately 82% of the Company's United States vehicle rental revenue was generated at 209 airports in the United States with the balance generated at the Company's 393 non-airport locations. The Company's emphasis on airport traffic has resulted in a particularly strong rental revenue market position at the major U.S. airports.

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

      The Company has operations in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. The Company holds a solid market position in each of the countries in which it operates. In terms of revenue, the vehicle rental operations in Australia and New Zealand are acknowledged as the largest in their respective markets.

      The Company's vehicle management services are divided into two principal categories: (1) asset-based products and services and (2) fee-based products and services. Asset-based products are the services clients require to acquire, lease and dispose of a vehicle. The Company leases more than 287,000 units through both open-end and closed-end lease structures. As is market convention, financing of the vehicle leases is directly linked to several other asset-based products and services, such as vehicle acquisition, title and registration, vehicle remarketing, and vehicle management consultation, including fleet policy and vehicle recommendation.

      Fee-based products are designed to allow clients to manage costs effectively and enhance driver productivity. The Company's main fee-based products are fuel services, maintenance services and accident management. The Company also offers a variety of other fee-based vehicle management products and services, including acquisition/remarketing of non-leased vehicles under management, and miscellaneous fee-based services. Payments in respect of fuel cards and maintenance cards are generally due within 15 to 30 days of billing.

      Leasing and directly-related products and services are frequently combined with other related fee-based products and services such as accident management, vehicle maintenance cards and fuel cards. Through use of these related services, customers (1) receive access to the Company's broad network of vehicle-related suppliers and (2) are able to access comprehensive information on total fleet operating costs and characteristics, enabling better management of total fleet operations. Management estimates that approximately 69% of leasing customers use at least one fee-based product or service.

Impact of Seasonality

      The Company's vehicle rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. This general seasonal variation in demand, along with more localized changes in demand at each of the Company's operations, causes the Company to vary its fleet size over the course of the year. In 2000, the Company's average monthly rental fleet ranged from a low of 200,441 vehicles in January to a high of 253,503 vehicles in July. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 65.3% in December to 80.5% in August and averaged 74.5% for all of 2000. The Company's vehicle leasing business is generally not seasonal.

Management Information Systems

      The Company's vehicle rental business utilizes the Wizard System, which it believes is one of the most sophisticated information management systems in the vehicle rental industry. Key functions of the Wizard System include: (i) global reservations processing, (ii) rental agreement generation and administration and
(iii) fleet accounting and control. The Company has also developed software applications that utilize the data gathered by the Wizard System and third party reservation systems to achieve centralized control of its major business operations. These applications include: (i) a yield management system that is designed to increase profit by controlling vehicle availability by length of rental and providing decision support for rate changes, (ii) a competitive rate information system that monitors industry rate changes by market on a daily basis at different vehicle rental locations, and (iii) a business mix model that optimizes potential profit contribution by selecting the optimal fleet and customer segments.

      The Company's leasing operation utilizes Cendant's Garden City, New York, data center for mainframe requirements through a service agreement. Client server technology and systems are maintained internally at individual locations. The key management information system is an integrated data warehouse application (titled "SPIN"), which aggregates information from other systems to provide a consolidated base of all information related to the vehicle, client, and service card. With the introduction of SPIN and PHH Interactive, an Internet-based vehicle management program, the Company became the first in its industry to offer full capabilities in fleet data warehousing, reporting and retrieval via the Internet.

      The Company initiated the development of SPIN in 1996 and has since gathered and consolidated a large amount of historical fleet data, fed from its transaction systems. Management believes that SPIN is the largest data warehouse in the industry with nearly one terabyte of allocated space and contains years of essential data, including vehicle acquisition costs, maintenance/repair history, accident information, expense reports, driver history, safety records and used vehicle sales reports.

      The value of SPIN to customers and the Company was further enhanced by the recent introduction of PHH InterActive, which provides customers "real-time" access to the essential data of their own fleet contained in SPIN, down to the vehicle unit level. Through PHH InterActive, vital statistics can be easily generated directly by customers in customized reports to accommodate the particular business needs of each customer. Fleet managers can also gauge the performance of their fleets by benchmarking their own statistics against industry composites available from the data warehouse database. As a result, PHH InterActive creates value for customers by transforming raw data into usable information. PHH InterActive was internally developed by, and tested extensively with customers before being officially introduced. The system registers an average of 140,000 hits per day. PHH InterActive and SPIN have been recognized for technology innovation with the prestigious Computerworld Smithsonian Laureate Medal and designation as the CIO Magazine's, Top 50 web sites.

      In June 2000, the Company announced the introduction of Avis InterActive, the first Internet-based information system in the vehicle rental industry. Avis InterActive, which was derived from the award winning PHH InterActive technology, provides corporate customers of the Company "real time" access via the Internet to aggregated information on car rental expenses and utilization as well as specific renter preferences. Travel managers can utilize the vital statistics presented through Avis InterActive to better manage their companies' car rental expenditures.

      The Company's card processing platform interfaces with a merchant card network to provide transaction authorization, and prompts for data capture (e.g., odometer reading, driver identification, etc.) at the point-of-sale. This merchant network then provides the Company with the relevant transactional information, which is stored in the Company's systems, and processed to produce management information reporting for customers.

Fleet Acquisition and Management

Vehicle Purchasing

      The Company uses its relationships with major vehicle manufacturers, including the "Big 3" (General Motors, Ford and Chrysler), to facilitate the efficient purchase and convenient delivery of vehicles.

      The Company's vehicle rental business participates in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally GM, although actual purchases are made directly through franchised dealers. Since the late 1980's, the Company has acquired vehicles primarily through vehicle repurchase programs whereby the manufacturers repurchase the vehicles at prices based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer, or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). The average price for automobiles purchased by the Company in 2000 for its U.S. rental fleet was approximately $19,400. For the 2000 model year, approximately 79% of new vehicle purchases were GM vehicles, 8% Chrysler vehicles and 13% Toyota, Nissan, Hyundai, Ford, Isuzu, Mitsubishi, and Suzuki vehicles. In model year 2001, approximately 69% of the Company's vehicle rental fleet in the United States will consist of GM vehicles, approximately 9% will be Chrysler vehicles and the balance will be provided by other manufacturers. Manufacturers' vehicle purchase programs sometimes provide the Company with sales incentives for the purchase of certain models, and most of these programs allow the Company to serve as a drop-ship location for vehicles, thus enabling the Company to receive a fee from the manufacturers for preparing newly purchased vehicles for use. There can be no assurance that the Company will continue to benefit from sales incentives in the future. For its international operations, vehicles are acquired by way of negotiated arrangements with local manufacturers and dealers using operating leases or Repurchase Programs. Under the terms of the Company's agreement with GM, which expires at the end of GM's model year 2004, the Company is required to purchase at least 147,900 GM rental vehicles for model year 2001 and maintain at least 51% GM vehicles in the Company's U.S. rental fleet at all times. The GM Repurchase Program is available for all vehicles purchased pursuant to the agreement.

      The Company assisted its leasing customers with the purchase of approximately 96,800 vehicles in 2000. The Company typically orders leasing vehicles to be custom built by the manufacturer through dealers (principally its two owned dealerships). In 2000, approximately 27%, 38%, and 31% of the Company's leased vehicles were purchased through Chrysler, Ford and General Motors, respectively. The vehicle acquisition process through the manufacturers generally takes six to twelve weeks and is utilized on approximately 79.4% of the leasing vehicles purchased. The Company purchases the remaining 20.6% of U.S. vehicles "off-the-lot" generally in order to satisfy customers' turnaround time requirements. The Company customers are generally charged a "network" fee for these purchases in order to offset the loss of manufacturers' revenues.

      Vehicles purchased from vehicle manufacturers are leased to customers on either an open-end or closed-end basis. Open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. Open-end leases are typically structured with a 12 month minimum lease term, with month to month renewals thereafter. Open-end leases are typically pursuant to a contract whereby the Company agrees to lease vehicles to a customer in exchange for an interest markup and a separate monthly management fee that covers a variety of related services (e.g., vehicle remarketing, title and registration, etc.). The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount, which is retained by the Company. The average open-end leased vehicle remains in service for approximately 35 months. Closed-end leases are structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent closed-end lease terms are 24 months, 36 months, and 48 months.

      The Company generally structures open-end leases on a floating rate basis (approximately 74% of the total current portfolio), but occasionally structures them under fixed rate terms. Interest payments under floating rate leases vary month to month in accordance with changes in rates of typically one-month commercial paper plus an agreed upon spread. Interest payments under fixed rate leases are typically priced as a spread to two-year Treasury bills and remain constant for the life of the lease. The lessee under a floating rate lease generally has the option to convert it to a fixed-rate lease on 30 days notice.

      In order to maintain a strong overall credit risk portfolio and minimize bad debt write-offs, the Company conducts extensive credit and financial analyses prior to underwriting a lease or granting an extension, and monitors each customer's credit and collection performance.

Vehicle Disposition

      The Company's current operating strategy is to hold rental vehicles for not more than 12 months with the average fleet age being approximately six months. Approximately 99% of the vehicles purchased for its domestic fleet under the model year 2000, including all GM vehicles, were eligible for Repurchase Programs. These programs impose certain return conditions, including those related to mileage and repair condition over specified allowances. Less than 3% of the Repurchase Program vehicles purchased by the Company and returned in 2000 were ineligible for return. Upon return of a Repurchase Program vehicle, the Company receives a price guaranteed at the time of purchase and is thus protected from a decrease in prevailing used car prices in the wholesale market. The Company disposes of its used vehicles that are not repurchased by the manufacturers to dealers in the United States through informal arrangements or at auctions. The future percentage of Repurchase Program vehicles in the Company's fleet will depend on the availability of Repurchase Programs, over which the Company has no control.

      The Company sells used vehicles for vehicle leasing customers across the United States and Canada (where it leases two vehicle remarketing centers located near Toronto and Montreal) through a wide range of remarketing channels, such as independent and franchised dealers, dealer auctions, public auctions, and salvage dealers, as well as to dealers themselves and the vehicle leasing customer. Leased vehicles often command a premium when resold because of, among other things, the Company's reputation for maintaining its vehicles. The Company handles the complete administrative and documentation aspects of used vehicle sales, and it also organizes programs whereby used vehicles are sold to customers' employees. For leased vehicles under management, vehicle remarketing services are provided as part of the lease contract and thus do not generally generate additional fees.

Fleet Management Consultation

      The Company provides customers with comprehensive fleet consulting services, including fleet policy analysis and recommendations, tax and regulatory analysis, benchmarking analysis, and vehicle recommendations and specifications. The Company provides consulting services based mainly on (1) the extensive knowledge and experience of its North American sales, marketing and customer relations employees, and (2) its comprehensive vehicle management database which evaluates vehicles and driver productivity based on performance, cost and other criteria.

Fuel Cards and Related Services

      The Company provides customers with fuel card programs which facilitate the payment, monitoring, and control of fuel purchases. Fuel is typically the single largest fleet-related operating expense, generally accounting for over 75% of total running expenses. By using fuel cards, customers receive the following benefits from the fuel card: (1) access to more fuel brands and outlets than other private label corporate fuel cards, (2) point-of-sale processing technology for fuel card transactions that enhances customers' monitoring of purchases, and (3) consolidated billing and access to other information on fuel card transactions, which assists customers with evaluation of overall fleet performance and costs.

      The Company provides fuel services through both WEX and PHH North America. WEX is a leading provider of fuel cards and related services such as information management and payment processing to car, van and truck fleets throughout North America. WEX provides fuel cards and related value-added services primarily through three distribution channels: (1) its proprietary "Universal Card", (2) private label cards, and (3) co-branded cards marketing. Total cards outstanding have increased from 1.7 million in 1997 to approximately 3.2 million in 2000 due to the success of the co-brand and private label partners' marketing programs, as well as successful targeted marketing of large fleets with WEX's Universal Card and the addition of a MasterCard product offering.

Maintenance Cards and Related Services

      The Company offers customers vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (1) negotiated discounts of up to 40% off full retail prices through the Company's supplier network, (2) access to the Company's in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonableness, and cost effectiveness and (3) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. The Company maintains an extensive network of service providers in the United States and Canada.

Accident Management Services

      The Company provides clients with comprehensive accident management services such as (1) providing prompt, assistance after receiving the initial accident report from the driver (i.e. facilitating emergency towing services and car rental assistance, etc.), (2) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, (3) coordinating and negotiating potential accident claims and (4) entering accident and repair information into the data warehouse for future management use. Customers receive benefits from these accident management services such as (1) convenient, coordinated 24-hour assistance from call centers, (2) access to the Company's leverage with the repair and body shops included in their preferred supplier network (one of the largest in the industry), which typically provides customers with favorable repair terms, (3) expertise of the Company's damage specialists, who monitor vehicle appraisals and repairs for cost-efficiency and compliance with each customer's specific repair policy, (4) services of the Company's claims experts, who assess subrogation potential and, if necessary, attempt to negotiate maximum recovery, and (5) significant additional information on vehicle and driver performance (i.e., accident and claims history, etc.) that is consolidated into the data warehouse, as applicable, and can be used to help manage customers' overall vehicle management costs.

Marketing

      In the United States, approximately 76% of the Company's 2000 vehicle rental transactions were generated by travelers who used the Avis System under contracts between the Company and their employers or organizations of which they were members. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns. The Company's telesales department consists of a centralized staff that handles small corporate accounts, travel agencies, meetings and conventions, tour operators and associations. Working with a state-of-the-art system in Tulsa, Oklahoma, the telesales operation produced revenue for the Avis System that exceeded $370 million in 2000. The Company solicits contractual arrangements with corporate accounts by emphasizing the advantages of the Wizard System. It plays a significant part in securing business of this type because the Wizard System enables the Company to offer a wide variety of rental rate combinations, special reports and tracking techniques tailored to the particular needs of each account, access to a worldwide rental network and assurance of adherence to agreed-upon rates.

      The Company's presence in the vehicle rental leisure market is substantially less than its presence in the business market. Leisure rental activity is important in enabling the Company to balance the use of its fleet. Typically, business renters use vehicles from Monday through Thursday, while in most areas of the United States leisure renters use vehicles primarily over weekends. The Company's concentration on serving business travelers has led to excess capacity from Friday through Sunday of most weeks. The Company intends to increase its leisure market penetration by capitalizing on its strength at airports and by increased focusing of its marketing efforts toward leisure travelers. An important part of the Company's leisure marketing strategy is to develop and maintain contractual arrangements with associations that provide member benefits to their constituents. In addition to developing arrangements with traditional organizations, the Company has created innovative programs such as the Affinity Link Program that cross references bankcard numbers with Avis Worldwide identification numbers and provides discounts to the cardholders for participating bankcard programs. The Company also uses coupons in dine-out books and provides discounts to members of shopping and travel clubs whose members generated approximately $57 million of leisure business revenue in 2000. Preferred supplier agreements with select travel agencies and contracts with tour operators have also succeeded in generating leisure business for the Company.

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

      Avis has a strong brand presence on the Internet through its Avis Online web site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the Avis Online web site. In addition, customers electing to use other internet services such as Expedia, Travelocity and America Online for their travel plans also have access to Avis reservations. During 2000 reservations through internet sources increased to 7.4% of total reservations from 3.7% in the prior year.

      In addition to being able to determine rates and place reservations, Avis Online users can find information about the Company, about other Avis programs and services, special offers, point to point driving directions and maps, including airport maps.

      The Company utilizes a multi-faceted approach to sales and marketing throughout its global network. In its principal international rental operations, the Company employs teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, the Company utilizes centralized telemarketing and direct mail initiatives to broaden continuously its customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs.

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

      The Company's vehicle leasing business has over 429 professionals dedicated exclusively to its sales, marketing and customer relations efforts. Management believes that this team of experienced professionals, together with its complementary information technology have helped create both strong long-term customer relationships as well as opportunities for new account penetration.

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

      (ii) Vehicle Leasing and Fee Based Products: The Company primarily competes for vehicle leasing customers throughout North America with GE Capital Fleet Services, Automotive Rentals Inc., U.S. Fleet Leasing, Wheels Inc., and Lease Plan USA. Each of these competitors packages certain related services (vehicle acquisition, vehicle remarketing, title registration, etc.) with each lease. The top five participants focus on larger corporate customers and management estimates that they account for almost 28% of all U.S. managed vehicles. A large group of additional competitors also competes in the vehicle leasing market, but typically services the smaller, regional fleet market segments.

      The Company competes with different companies with respect to various fee based services. For example, Consolidated Service Corporation and Salex Holding Corporation participate in the vehicle maintenance card sector and Collision Experts International competes in accident management. In addition, the Company's subsidiary, WEX, is the top ranked niche provider of proprietary fuel cards to North American corporations, followed by ComCheck and Voyager Fleet Systems. Many leasing-focused competitors provide fee-based fleet management products and services through third-party arrangements with selected niche suppliers. For example, many of the Company's competitors provide customers with fuel cards through WEX or other suppliers. In addition, certain vehicle fleets use lessors such as GE Capital Fleet Services for vehicle financing while utilizing the Company and othercompetitors for value-added services such as accident management.

      The Company's subsidiary, WEX, competes primarily with other vehicle-based fuel cards (Voyager and Fuelman, etc.) and driver-based cards (Visa bank cards, American Express, etc.). WEX also competes in serving small fleets with vehicle-based cards issued by oil companies.

Insurance

      The Company generally assumes the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, for up to $1 million per occurrence, through a combination of certificates of self-insurance, insurance coverage provided by its wholly- owned domestic subsidiary, Pathfinder Insurance Company ("Pathfinder"), and insurance coverage secured from an unaffiliated domestic insurance carrier. The Company maintains additional insurance with unaffiliated carriers in excess of such level up to $203 million per occurrence.

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

      Under its standard rental contract, the Company provides its customers with primary automobile liability coverage in many states up to the minimum financial responsibility limits required by applicable law. In most states, the renters' insurance is primary and in the states of California and Texas Avis does not provide automobile liability coverage for the renter. Higher limits are provided to some national corporate accounts in the United States and the Company makes available to renters, for an additional daily charge, participation in a group policy of "Additional Liability Insurance" underwritten by Continental Casualty (CNA Group), which increases renters' liability coverage up to $1 million. The Company also offers renters, for additional daily charges, "Personal Accident Insurance," which pays medical expenses and accidental death benefits for accidents during the rental period, and "Personal Effects Protection," which insures against loss or damage to the renters' personal belongings during the rental period. Coverages are underwritten by Gulf Insurance Company.

      The Company's lease agreements generally require the lessee to maintain automobile bodily injury and property damage liability insurance which names, where appropriate, certain affiliated companies as additional insureds and loss payees. Each of the lease agreements further requires the obligor to maintain collision and comprehensive insurance covering loss and damage to the leased vehicles in an amount not less than the actual cash value of such leased vehicles, with a small deductible. The obligor is required to furnish the Company with a certificate of insurance or other evidence (upon request) of the required insurance coverage. The lease agreements provide that obligors may self-insure for collision and comprehensive insurance coverage with the Company's consent.

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

      In addition to the foregoing, the Company maintains excess coverage public liability insurance with unaffiliated carriers for personal injury, death and property damage claims resulting from the use of the leased vehicles in excess of $1.0 million per occurrence up to not less than $50 million per occurrence.

Regulatory Matters

      The Company is subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit and price disclosure, environmental protection, retail vehicle sales and labor matters. The principal environmental regulatory requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. The Company operates 287 locations at which petroleum products are stored in underground or aboveground tanks. The Company has instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. The Company believes that the locations where it currently operates are in compliance, in all material respects, with such regulatory requirements.

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

      A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.4 % of the Company's revenue during 2000 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated the Company's right to offer loss damage waivers for sale and limited potential customer liability to $100. Moreover, California and Nevada have capped rates that may be charged for loss damage waivers to $9.00 and $10.00 per day, respectively.

      The Company is also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which its insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and intercorporate transfers of assets within the holding company structure. State insurance statutes also require that the Company obtain limited licenses to sell optional insurance coverage to its customers at the time of rental.

      The payment of dividends to the Company by its insurance company subsidiaries, Pathfinder, Global Excess and Constellation, is restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.

Employees

      At December 31, 2000, the Company employed approximately 22,000 employees worldwide of which approximately 20,000 were associated with its vehicle rental business. No local union represents more than 3.8% of the Company's vehicle rental employees. The Company believes its relationships with its employees are good.

Item 2. PROPERTIES

      The Company's principal offices are in Garden City, New York where the Company leases approximately 220,000 square feet under a sublease agreement with WizCom which, by exercising renewal options, can be extended through the year 2015. The Avis reservation system is operated by Cendant from leased space in Tulsa Oklahoma where the Company subleases approximately 25,000 square feet from Cendant pursuant to a sublease agreement for certain marketing activities. The Company maintains terminal network facilities, which it uses in connection with the Wizard System in Garden City and Tulsa. The Company also leases approximately 471,000 square feet of office space in various locations in the United States and Canada.

      The Company leases or has vehicle rental concessions relating to space at 591 locations in the United States and 202 locations outside the United States utilized in connection with its vehicle rental operation. Of those locations, 212 in the United States and 74 outside the United States are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. The Company and other vehicle lease firms also lease parking space at or near airports and at their other vehicle rental locations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      As discussed in "Item 1. Business" on March 1, 2001 the Company became a subsidiary of Cendant Corporation. Accordingly, as of March 1, 2001, there is no public market for the Class A Common stock of the Company.

Item 5B. HOLDERS OF COMMON EQUITY

      Omitted pursuant to General Instruction I (2) of Form 10K

Item 6. SELECTED FINANCIAL DATA

      Omitted pursuant to General Instruction I (2) of Form 10K

Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the benefit of the readers, the Company is presenting certain items in its pro-forma consolidated statements of operations for years ended December 31, 2000 and 1999 by major business lines.

      As a result of the BNP Paribas transaction previously discussed in Item 1 Business, management believes that a more meaningful comparison of the results of operations for the periods presented below is obtained by presenting the results of operations on a pro-forma basis to give effect to the results of PHH Europe in one line called "Earnings of PHH Europe".

                                                       Pro-Forma
                                                 Years Ended December 31
                                                 (dollars in thousands)
                                 ------------------------------------------------------
                                                          2000
                                 ------------------------------------------------------
                                                  Vehicle
                                                  Leasing
                                                    And
                                                   Other
                                   Vehicle       Fee Based     Corporate
                                    Rental      Services (a)      (b)         Total
                                 -----------    ------------   ---------   -----------
Revenue:
     Vehicle Rental ..........   $ 2,613,476                               $ 2,613,476
     Vehicle Leasing .........                  $ 1,316,547                  1,316,547
     Other fee based .........                      154,722                    154,722
                                 -----------    ------------               -----------
     Total Revenue: ..........     2,613,476      1,471,269                  4,084,745
                                 -----------    ------------               -----------
Costs and expenses:
     Direct operating ........       965,826                                   965,826
     Vehicle depreciation and
       lease charges, net ....       682,432        988,766                  1,671,198
     Selling, general and
       administrative ........       468,872        174,392    $  (6,268)      636,996
     Interest, net ...........       250,554        191,067                    441,621
                                 -----------    -----------    ---------   -----------
                                   2,367,684      1,354,225       (6,268)    3,715,641
                                 -----------    -----------    ---------   -----------
EBITDA .......................       245,792        117,044        6,268       369,104
Interest - acquisition debt ..                                  (105,872)     (105,872)
Amortization of cost in excess
  of net assets acquired .....       (12,545)        (1,108)     (25,005)      (38,658)
Non-vehicle depreciation and
  amortization ...............       (28,993)        (7,814)      (2,393)      (39,200)
Earnings of PHH Europe .......                       30,504                     30,504
                                 -----------    -----------    ---------   -----------
Income before provision for
  income taxes ...............   $   204,254    $   138,626    $(127,002)      215,878
                                 ===========    ===========    =========

Provision for income taxes ...                                                  95,202
                                                                           -----------
Net income ...................                                             $   120,676
                                                                           ===========
                                                       Pro-Forma
                                                 Years Ended December 31
                                                 (dollars in thousands)
                                 ------------------------------------------------------
                                                           1999
                                 ------------------------------------------------------
                                                 Vehicle
                                                 Leasing
                                                  And
                                                 Other
                                   Vehicle      Fee Based      Corporate
                                   Rental     Services (a)(c)    (b)          Total
                                 -----------  ---------------  ---------   -----------
Revenue:
     Vehicle Rental ..........   $ 2,500,746                               $ 2,500,746
     Vehicle Leasing .........                  $ 1,260,969                  1,260,969
     Other fee based .........                      117,674                    117,674
                                 -----------    -----------                -----------
     Total Revenue: ..........     2,500,746      1,378,643                  3,879,389
                                 -----------    -----------                -----------
Costs and expenses:
     Direct operating ........       957,270                                   957,270
     Vehicle depreciation and
       lease charges, net ....       666,747        979,178                  1,645,925
     Selling, general and
       administrative ........       464,502        157,100    $  (1,050)      620,552
     Interest, net ...........       210,579        144,233        1,000       355,812
                                 -----------    -----------    ---------   -----------
                                   2,299,098      1,280,511          (50)    3,579,559
                                 -----------    -----------    ---------   -----------
EBITDA .......................       201,648         98,132           50       299,830
Interest - acquisition debt ..                                  (140,719)     (140,719)
Amortization of cost in excess
  of net assets acquired .....       (12,644)        (1,200)     (27,398)      (41,242)
Non-vehicle depreciation and
  amortization ...............       (26,545)        (7,268)        (928)      (34,741)
Earnings of PHH Europe .......                       58,258                     58,258
                                 -----------    -----------    ---------   -----------
Income before provision for
  income taxes ...............   $   162,459    $   147,922    $(168,995)      141,386
                                 ===========    ===========    =========

Provision for income taxes ...                                                  68,230
                                                                           -----------
Net income ...................                                             $    73,156
                                                                           ===========

----------

(a) Includes the results of operations for PHH Europe on one line called "Earnings of PHH Europe" for all periods presented. Therefore, all revenue, costs and expenses, EBITDA, amortization of cost in excess of net assets acquired, and non-vehicle depreciation and amortization for the vehicle leasing and other fee based services segment excludes PHH Europe's results of operations for all periods presented.

(b) Represents expenses associated with the VMS acquisition, which are primarily interest expense, amortization of cost in excess of net assets acquired and amortization of deferred financing costs.

(c) Includes the effects of the VMS acquisition as if it had occurred on January 1, 1999.

Pro Forma Year Ended December 31, 2000 Compared to Pro Forma Year Ended December 31, 1999

VEHICLE RENTAL

Revenue

      Revenue increased 4.5%, from $2.5 billion to $2.6 billion, compared to the same period in 1999. The increase in revenue is due to an increase in overall market demand (3.7%) and the impact of two acquisitions completed in 1999: Rent A Car Company, Inc. on March 19, 1999 and Motorent, Inc. on June 30, 1999 (0.8% combined) The revenue increase reflected a 4.0% increase in the number of rental transactions and a 0.5% increase in revenue per rental transaction.

Costs and Expenses

      Total costs and expenses increased 3.0%, from $2,338.3 million to $2,409.2 million, compared to the same period in 1999. Direct operating expenses increased 0.9%, from $957.3 million to $965.8 million, compared to the same period in 1999. As a percentage of revenue, direct operating expenses declined to 37.0%, from 38.3% for the corresponding period in 1999. The major components of the increase in expenses were as follows:

      Vehicle depreciation and lease charges increased 2.4%, from $666.7 million to $682.4 million, compared to the same period in 1999. As a percentage of revenue, vehicle depreciation and lease charges were 26.1% of revenue in 2000, as compared to 26.7% of revenue for the corresponding period in 1999. The change reflected a 4.1% increase in the average rental fleet combined with a lower monthly cost per vehicle.

      Selling, general and administrative expenses increased 0.9%, from $464.5 million in 1999 to $468.9 million in 2000. The increase was due to travel agency commissions expense costs ($5.5 million), higher royalty fees ($7.2 million ), partially offset by lower general and administrative expenses ($4.2 million) and lower marketing costs ($3.0 million).

      Interest expense increased 19.0%, from $210.6 million to $250.6 million, compared to the same period in 1999, due to higher borrowings required to finance the growth of the rental fleet, and higher average interest rates.

Income Before Provision For Income Taxes

      Income before provision for income taxes increased 25.7%, from $162.5 million in 1999 to $204.3 million in 2000. The increase reflects higher revenue and decreased costs and expenses as a percentage of revenue.

VEHICLE LEASING AND OTHER FEE BASED SERVICES

Revenue

      VMS' revenues increased 6.7% from $1,378.6 million in 1999 to $1,471.3 million in 2000 due to the continued strong growth of fee-based products. Vehicles under management increased 7.2% from 456,000 units in 1999 to 489,000 units in 2000; while fuel and maintenance cards outstanding grew 26.3% from 3.0 million to 3.8 million.

      Total vehicle leasing revenues increased 4.4% from $1,261.0 million in 1999 to $1,316.5 million in 2000.

      Asset based revenues increased 31.5% from $117.7 million in 1999 to $154.7 million in 2000. Volume increases led to a 15.9% increase in vehicle maintenance assistance revenue, 18.2% increase in accident and risk management revenue, and a 43.9% increase in fuel card product line. WEX's fuel cards increased 30.0% while the PHH proprietary fuel card increased 8.4%.

Costs and Expenses

      Total expenses increased 5.8% from $1,289.0 million in 1999 to $1,363.1 million in 2000 primarily due to:.

      Selling general and administrative expenses increased 11.0% from $157.1million in 1999 to $174.4million in 2000. This increase is due to higher volumes across all major product lines. The increase was centered in the fee based product areas to support the 6.7% revenue growth.

      Total interest cost increased 32.5% from $144.2million in 1999 to $191.1 million in 2000. The increase in total interest was due to higher funded lease balances and increased interest costs on floating rate debt.

Income Before Provision for Income Taxes

      Income before provision for income taxes decreased 6.3% from $147.9 million in 1999 to $138.6 million in 2000. The decrease in income before provision for tax is primarily due to a $27.8 million decrease in the earnings of Europe from 1999 to 2000. Excluding the impact of Europe, earnings before the provision for income taxes would have increased 20.6% from $89.7 million in 1999 to $108.1 million in 2000.

CORPORATE

      Total corporate expenses decreased from $169 million in 1999 to $127 million in 2000, principally due to lower interest expense on acquisition debt as a result of the retirement of approximately $1.0 billion in term loans after the application of the proceeds from the sale of 80% of PHH Europe.

Income Taxes

      The provision for income taxes for 2000 increased from $68.2 million to $95.2 million over 1999. The effective tax rate was 44.1% in 2000 as compared to 48.3% for 1999. The decrease in the effective tax rate reflects differences between the foreign income tax rates and the US federal statutory tax rate, taxes on the repatriation of foreign earnings, non deductible cost in excess of net assets acquired and foreign withholding taxes on dividends paid to the Company.

Net Income

      The net income for 2000 increased from $73.2 million to $120.7 million, over 1999. The increase reflected higher revenue, decreased total costs and expenses as a percentage of revenue and a lower effective income tax rate in 2000.

Liquidity and Capital Resources

      Since the late 1980's, the Company has acquired vehicles related to its vehicle rental operations primarily pursuant to manufacturer Repurchase Programs. These Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance. VMS has historically not participated in Repurchase Programs and management does not expect to do so in the future. Generally, customers with open-end leases, which make up approximately 96% of VMS' lease portfolio, bear the residual risk with respect to their vehicles, whereas with respect to closed- end leases, which made up approximately 4% of VMS' lease portfolio, VMS bears such residual risk. The vehicle rental and vehicle leasing segments have established methods for disposition of used vehicles that are not covered by Repurchase Programs.

      For the years ended December 31, 2000 and 1999, the Company's expenditures for new vehicles were approximately $7.5 billion and $5.6 billion, respectively. Dispositions of used vehicles were $5.0 billion and $4.2 billion for the years ended December 31, 2000 and 1999, respectively.

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

      Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. The vehicle rental segments' trade receivables also provide liquidity with approximately 14 days of daily sales outstanding.

The Vehicle Rental ABS Facility

      The vehicle rental operations of ARACS are funded through a domestic integrated financing program that as of December 31, 2000 provides for up to $4.2 billion in financing for vehicles, with up to 25% of such Facility available for vehicles not covered by Repurchase Programs (the "Vehicle Rental ABS Facility"). The Vehicle Rental ABS Facility provides for the issuance of up to $1.5 billion of asset backed variable funding notes (the "Variable Funding Notes") and $ 2.7 billion of asset-backed medium term notes (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in Avis' fleet.

      The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under surety bonds issued by MBIA and AMBAC Assurance and as a result are rated AAA by S&P and Aaa by Moody's. At December 31, 2000, the Company had approximately $3.6 billion of debt outstanding under the Vehicle Rental ABS Facility and approximately $500 million of additional credit available for vehicle purchases the Vehicle Rental ABS Facility.

The Vehicle Leasing ABS Facilities

      VMS-U.S. (through Greyhound Funding LLC) currently has a $3.0 billion lease financing program (the "Vehicle Leasing ABS Facility") supported by the leases and vehicles owned by D.L Peterson Trust. The Vehicle Leasing ABS facility consists of two classes of floating rate asset-backed notes; Class A-1 notes, which total $550 million and Class A-2, which total $450 million. Both classes of notes have an interest rate, which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and 35 basis points for the Class A-2 notes. The Class A-1 notes have an average expected life of 2 years and commence amortizing in March 2001 and have a final stated maturity of October 2006. The Class A-2 notes have an average expected life of 3 years and commence amortizing when the Class A-1 are repaid in full. The Class A-2 notes have a final stated maturity of October 2011. Both classes of notes are rated AAA by S&P and Aaa by Moody's. In addition to the floating rate asset-backed notes, the Company may issue up to $1,750 million Variable Funding Investor Notes to a group of multi-seller commercial paper conduits. At December 31, 2000, the Company has also issued two series of Senior Preferred Membership Interest (see Note 11 of the Notes to the Consolidated Financial Statements), which total $99.3 million at a rate of 6.68%.

Acquisition Financing

      Avis Group Holdings, Inc. is party to a credit agreement (the "New Credit Facility") which provides for up to $1.35 billion of borrowings in the form of
(1) A Revolving Credit Facility in the amount of up to $350.0 million, (2) a $250.0 million Term A Loan, (3) a $375.0 million Term B Loan and (4) a $375.0 million Term C Loan. Upon consummation of the VMS Acquisition, Avis borrowed as of June 30, 1999, the full $1.0 billion under the Term A Loan, Term B Loan and Term C Loan and $73.0 million under the Revolving Credit Facility. The loans under the New Credit Facility bear interest at variable rates and at a fixed margin, above either The Chase Manhattan Bank's alternative base rate or the Eurodollar rate. The New Credit Facility is guaranteed by each U.S subsidiary of Avis Group Holdings, Inc., but excluding any insurance subsidiaries, banking subsidiaries, and securitization or other vehicle financing subsidiaries. All borrowings by the Company under the New Credit Facility are secured by a first-priority perfected lien on substantially all of the tangible and intangible assets of the Company and each guarantor under the New Credit Facility excluding assets that secure both the Vehicle Rental and Vehicle Leasing ABS Facilities, and by a pledge of all the capital stock of each of Avis Group Holdings, Inc.'s U.S. subsidiaries and 65% of the capital stock of its first tier non-U.S. subsidiaries. On August 9, 2000, the Company retired term loans A,B, and C from the proceeds of the sale of PHH Europe and the repayment of PHH Europe's intercompany indebtedness (see Note 3 of the Notes to the Consolidated Financial Statements). On August 9, 2000, the new credit facility was amended to increase the revolving credit facility to $450 million.

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

International

      Borrowings for the Company's international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company has a number of guarantees in place to support the operations of its subsidiaries. At December 31, 2000, the total debt for the Company's international operations is approximately $229 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

Capital Improvements

      The Company also makes capital investments for property improvements and equipment. Capital investments for property improvements and equipment were $56.6 million in 2000 and management estimates such expenditures will approximate $75.0 million in 2001.

Restrictions Imposed by Indebtedness

      The agreements with the Company's lenders include a number of significant covenants that, among other things, restrict its ability to dispose of non-fleet assets, incur additional indebtedness, create liens, pay dividends, prepay subordinated indebtedness, make capital improvements, enter into certain investments or acquisitions, repurchase or redeem capital stock, sell or otherwise dispose of assets, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict corporate activities. Certain of these agreements also require the Company to maintain specified financial ratios. A breach of any of these covenants or the inability of the Company to maintain the required financial ratios could result in a default in respect of the related indebtedness. In the event of a default, the lenders could declare, among other options, the indebtedness, together with accrued interest and other fees, to be immediately due and payable, failing which the lenders could proceed against the collateral securing such indebtedness. As of December 31, 2000, the Company was in compliance with all such covenants and financial ratios related to these agreements.

Cendant Acquisition

      On March 1, 2001, Cendant acquired all of the issued and outstanding shares of the Company's Class A common stock not previously held by Cendant or any of its subsidiaries. As a result, the Company's common stock was deregistered under the Securities Act of 1933 and delisted from the New York Stock Exchange.

      Also on March 1, 2001, in an effort to integrate the operations of the Company into Cendant's operations, Cendant effected an internal reorganization in which the Company's businesses were contributed to indirect, wholly-owned subsidiaries of Cendant.

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

Seasonality

      The Company's vehicle rental business is seasonal, with decreased travel in winter months and heightened activity in spring and summer. To accommodate increased demand, the Company increases its available fleet during the second and third quarters. The Company's vehicle leasing business is generally not seasonal. Certain of the Company's operating expenses are fixed and cannot be reduced during periods of decreased demand. In certain geographic markets, the impact of seasonality has been reduced in the vehicle rental business by emphasizing leisure or business travel in the off-peak season.

Recent Accounting Standards

      Information concerning recent accounting pronouncements is set forth in
Note 1 of the Notes to the Consolidated Financial Statements "Recent Accounting Pronouncements" of the Company's consolidated financial statements on page F- 11 included herein.

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

      Our major market risk exposure is changing interest-rates, primarily in the United States. We use derivatives to adjust interest rate exposure when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps, floors and swaptions, which we enter into with a group of financial institutions with high credit ratings, thereby minimizing the risk of credit loss.

      The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on certain outstanding existing domestic and Canadian debt obligations. The Company's swap and cap agreements have the effect of changing the interest rate on certain of the Company's debt from a variable to a fixed rate of interest. The variable interest rates for certain of these interest rate swap and cap agreements are either reset daily, monthly or quarterly based upon periodic commercial paper rates or Eurodollar ("LIBOR") rates. With respect to Canadian Derivatives, as of December 31, 2000, there are eleven swap agreements which terminate between February 2001 and May 2006. Interest is cash settled on a net basis for each agreement either monthly, quarterly or semi-annually. With respect to US derivatives, as of December 31, 2000, there are eight cap transactions which terminate between July, 2003 and May 2010, one floor transaction which terminates in April 2009, and two swaps which terminate between October 2001 and May 2005. Under the U.S. swaption agreement terminating in May 2005, the counterparty has the right to terminate the agreement in June 2001, and under the Canadian swaption agreement, terminating in August 2003, the counterparty has the right to terminate the agreement in August 2001.

      The notional amounts used to calculated the contractual payments to be exchanged under those swap, cap and floor agreements which require contractual exchange as of December 31, 2000 consist of $2.1 billion, and $191 million for the U.S. and Canadian swap agreements, respectively. The weighted average variable payment and receipt rates are based on implied forward rates in the yield curve at December 31, 1999. The weighted average expected payment rates are 5.0%, 5.6%, 5.5%, 5.0 % and 5.0% for the years ended December 31, 2001,
2002, 2003, 2004 and 2005, respectively. The weighted average expected receipt rates are 6.0%, 5.4%, 5.7 %, 5.8% and 5.7% for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively. The fair value of interest rate swaps, caps and floors and swaption is determined from specialized software, dealer quotations and from a financial services provider, and represents the discounted cash flows through maturity or expiration using current rates and is effectively the fair value or amount the Company would pay or receive if it terminated the agreements.

      As of January 1, 2001, under SFAS No. 133, the Company's interest rate swap agreements, swaption agreements and interest rate cap and floor agreements, have been classified as derivative instruments and are recognized as either assets or liabilities in the Company's financial statements at fair value. (See
Note 1 of the Notes to the Consolidated Financial Statements).

      Fair values are determined at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and thus, approximate current market rates. The fair value of interest rate swaps and caps is determined from purchased analytical services and deal quotations and generally represents the discounted future cash flows through maturity or expiration using current rates and is effectively the amount we would pay or receive to terminate agreements.

      The following tables presents expected maturities of the Company's long-term debt and related fair values and annualized weighted average interest rates:

                                                       Expected Maturity Date as of December 31, 2000
                                                                          (In Thousands)
                                     ----------------------------------------------------------------------------------------
                                                                                                                      Fair
                                       2001       2002       2003       2004      2005   Thereafter     Total         Value
                                       ----       ----       ----       ----      ----   ----------     -----         -----
Long-term debt:
  Fixed rate
  Vehicle rental-asset backed Notes             $850,000              $100,000  $500,000              $1,450,000   $1,452,359
  Acquisition-Senior Subordinated
  Notes ...........................                                                        $500,000      500,000      526,750
  Other ...........................  $ 15,066     12,612   $  8,556      4,482     1,938      3,814       46,468       46,468
Annualized weighted average
  interest rate ...................      7.61%      6.42%      7.62%      6.20%     6.15%     10.98%        7.50%
Variable Rate
  Vehicle-rental-asset backed Notes                         450,000              500,000    300,000    1,250,000    1,250,000
  Vehicle leasing-domestic ABS ....   288,870    385,160    325,970                                    1,000,000    1,000,000
  Other ...........................                                              225,000                 225,000      225,000
Annualized weighted average
  interest rate ...................      5.69%      5.79%      5.97%                6.92%      6.40%        6.24%

                                                           Expected Maturity Date as of December 31, 1999
                                                                            (In Thousands)
                                     ---------------------------------------------------------------------------------------------
                                                                                                                      Fair
                                       2000       2001       2002       2003       2004    Thereafter    Total        Value
                                       ----       ----       ----       ----       ----    ----------    -----        -----
Long-term debt:
  Fixed rate
  Vehicle rental-asset backed Notes  $800,000              $850,000              $200,000   $400,000   $2,250,000   $2,204,850
  Acquisition-Senior Subordinated
  Notes ...........................                                                          500,000      500,000      517,500
    Other .........................    11,104   $  9,445      6,774   $  3,604      1,591      3,784       36,302       36,302
Annualized weighted average
    interest rate .................      6.23%      6.72%      6.40%      6.86%      6.15%      8.84%        7.12%
Variable Rate
  Vehicle leasing-domestic ABS ....              351,350    291,190    196,040     96,040     65,380    1,000,000    1,000,000
  Acquisition-Term loans ..........    17,000     27,000     42,000     52,000     62,000    800,000    1,000,000    1,000,000
   Other ..........................                                                           62,000       62,000       62,000
Annualized weighted average
    interest rate .................      9.01%      6.96%      7.08%      7.28%      7.66%      9.35%        8.16%

      In 1999, the Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on certain outstanding existing domestic, Canadian and European debt obligations. The Company's swap and cap agreements have the effect of changing the interest rate on certain of the Company's debt from a variable to a fixed rate of interest. The variable interest rates for certain of these interest rate swap agreements are either reset quarterly or daily based upon the average 30-day commercial paper rate for the quarter. Interest in cash settled on a net basis for each agreement quarterly. There are four U.S. interest rate swap agreements that will terminate between October 2001 and May 2005, and seventeen Canadian swap agreements that will expire between June and December 2001. Under the U.S. Swap Agreement terminating in May 2005, the counterparty has the right to terminate the agreement in June 2001. Under the Canadian swap agreements terminating in August 2003 the counterparty has the right to terminate one of the agreements in August 2000 and one agreement in 2001.

      The notional amounts used to calculate the contractual payments to be exchanged under those swap agreements which require contractual exchange as of December 31, 1999 consists of $750 million, $141 million and $27 million for the U.S., Canadian and European swap agreements, respectively. The weighted average variable payment and receipt rates are based on implied forward rates in the yield curve at December 31, 1999. The weighted average expected payment rates are 5.2%, 5.3%, 5.6%, 5.6%, and 5.6% for the years ended December 31, 2000,
2001, 2002, 2003 and 2004, respectively. The weighted average expected receipt rates are 6.2%, 6.7%, 7.0%, 7.0% and 7.1%, for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively. The fair value of the interest rate swaps, caps and floors, and swaption agreement at December 31, 1999 is approximately $15 million. The fair value interest rate swaps, caps and floors and swaption is determined from dealer quotations and represents the discounted cash flows through maturity or expiration using current rates and is effectively the amount we would pay or receive if we terminate the agreements.

Commodity Risk

      Depending on market fundamentals of the price of gasoline and other conditions, the Company's subsidiary, Wright Express may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by Wright Express effectively establish a minimum sales transaction fee for the volume of gasoline purchased on Wright Express programs. An increase in value of the options is highly correlated to a decrease in the average price of gasoline purchased by Wright Express's cardholders. Put options permit Wright Express to participate in price increases above the option price. The cost of an option is charged to operations in the month the option expires. Gains from the sale or exercise of options are recognized when the underlying option is sold. At December 31, 2000, the total contract amount of such options was 26.5 million gallons and the unamortized cost of options was $821 thousand and is included in other assets in the accompanying Consolidated Statement of Financial Position. As of January 1, 2001, under SFAS No. 133, the Company's gasoline put options qualify as derivative instruments and are recognized as an asset in the Company's financial statements at fair value (see Notes 1, 11, and 13 to the audited Consolidated Financial Statements).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements commencing on page F-1 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The following information has been omitted pursuant to General Instruction I (2) C of Form 10-K.

      Item  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Item  11. EXECUTIVE COMPENSATION

      Item  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14 (A) (1) FINANCIAL STATEMENTS

      See Financial Statements Index commencing on page F-1 herein.

Item 14 (A) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

      See Financial Statement Schedule II - Valuation and Qualifying Accounts on Page S-1.

      All schedules, except those set forth above, have been omitted since the information required has been included in the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

Item 14 (A) (3). EXHIBITS

      See Exhibits Index on page E-1 herein.

Item 14 (B) REPORTS ON FORM 8-K

      On November 14, 2000, the Company filed a Form 8-K to report that the Company and Cendant executed the Cendant Merger Agreement on November 11, 2000, providing for Cendant to acquire all of the issued and outstanding shares of the Class A Common stock of Company other than shares owned by Cendant at a price of $33 per share, in cash. Also included, is the joint press release dated November 13, 2000 announcing the merger.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2001.

                                        By: /s/ Kevin M. Sheehan
                                            -----------------------------------
                                            Kevin M. Sheehan
                                            President-Corporate and Business
                                            Affairs and Chief Financial Officer

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

                   Signature                               Title                                             Date
                   ---------                               -----                                             ----

    /s/ John W. Chidsey               Chairman of the Board ,Chief Executive Officer and                March 28, 2001
-----------------------------------   Director (Principal Executive Officer)
      John W. Chidsey


      /s/ Kevin M. Sheehan            President-Corporate and Business Affairs and Chief Financial      March 28, 2001
-----------------------------------   Officer
      Kevin M. Sheehan                (Principal Financial Officer)


      /s/ F. Robert Salerno           President and Chief Operating Officer-Rental Car Group            March 28, 2001
-----------------------------------   and Director
      F. Robert Salerno


      /s/ Tomothy M. Shanley          Vice President and Controller                                    March 28, 2001
-----------------------------------   (Principal Accounting Officer)
      Timothy M. Shanley


                                                                 Item 14 (A) (1)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page No.
                                                                                            --------
Avis Group Holdings, Inc.

Consolidated Financial Statements:

   Independent Auditor's Report......................................................          F-2

   Consolidated Statements of Operations for the years ended December 31, 2000
        1999 and 1998................................................................          F-3
   Consolidated Statements of Financial Position at December 31, 2000 and 1999.......          F-4
   Consolidated Statements of Common Stockholders' Equity for the years ended
        December 31, 2000, 1999 and 1998.............................................          F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 2000,
        1999 and 1998................................................................          F-6
   Notes to the Consolidated Financial Statements....................................   F-7 - F-42

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Avis Group Holdings, Inc.
Garden City, New York

We have audited the accompanying consolidated statements of financial position of Avis Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
January 29, 2001
(March 2, 2001 as to Note 27)

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Years Ended December 31,
                                          --------------------------------------
                                             2000          1999          1998
                                          ----------    ----------    ----------
Revenue:

  Vehicle rental .....................    $2,613,476    $2,500,746    $2,297,582
  Vehicle leasing ....................     1,389,312       692,935
  Other fee based ....................       240,896       139,046
                                          ----------    ----------    ----------
                                           4,243,684     3,332,727     2,297,582
                                          ----------    ----------    ----------
Costs and expenses:
  Direct operating, net ..............       965,826       957,270       927,930
  Vehicle depreciation and lease
     charges, net ....................     1,695,193     1,174,509       593,064
   Selling, general and
     administrative ..................       692,939       582,056       436,275
  Interest, net ......................       577,275       382,303       192,080
  Minority interest ..................         7,208         5,890
  Non-vehicle depreciation
     and amortization ................        47,279        34,600        24,151
  Amortization of cost in excess of
     net assets acquired .............        42,086        30,182        11,854
                                          ----------    ----------    ----------
                                           4,027,806     3,166,810     2,185,354
                                          ----------    ----------    ----------

Income before provision for
    income taxes .....................       215,878       165,917       112,228
Provision for income taxes ...........        95,202        73,332        48,707
                                          ----------    ----------    ----------

Net income ...........................       120,676        92,585        63,521
Preferred stock dividends ............        18,906         9,110
                                          ----------    ----------    ----------
Earnings applicable to common
   stockholders ......................    $  101,770    $   83,475    $   63,521
                                          ==========    ==========    ==========

Earnings per share:
  Basic ..............................    $     3.27    $     2.66    $     1.86
                                          ==========    ==========    ==========
  Diluted ............................    $     3.19    $     2.61    $     1.82
                                          ==========    ==========    ==========

        See accompanying notes to the consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (In thousands, except share amounts)

                                                                                             December 31,     December 31,
                                                                                                  2000             1999
                                                                                             ------------     ------------
ASSETS
Cash and cash equivalents ...............................................................    $    115,270     $     71,697
Cash held on deposit with financial institution .........................................          87,607           93,530
Restricted cash .........................................................................         229,484          253,080
Accounts receivable, net ................................................................         992,685        1,115,740
Finance lease receivables ...............................................................         159,145          871,034
Prepaid expenses ........................................................................          63,308           64,316
Vehicles, net - rental ..................................................................       3,761,454        3,367,362
Vehicles, net - leasing .................................................................       3,205,380        3,134,009
Property and equipment, net .............................................................         196,758          197,827
Other assets ............................................................................         114,587          115,273
Investment in PHH /Arval joint venture ..................................................         161,420
Cost in excess of net assets acquired, net ..............................................       1,326,736        1,794,390
                                                                                             ------------     ------------

Total assets ............................................................................    $ 10,413,834     $ 11,078,258
                                                                                             ============     ============

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
Accounts payable ........................................................................    $    517,299     $    588,377
Accrued liabilities .....................................................................         365,538          369,453
Due to affiliates, net ..................................................................          37,726           59,396
Current income tax liabilities ..........................................................          17,184           18,226
Deferred income tax liabilities, net ....................................................         459,493          181,256
Public liability, property damage and other insurance liabilities, net ..................         250,249          259,756
Debt ....................................................................................       7,522,240        8,469,805
Minority interest (preferred membership interest) .......................................          99,305           99,305
                                                                                             ------------     ------------
Total liabilities .......................................................................       9,269,034       10,045,574
                                                                                             ------------     ------------

Commitments and contingencies

Preferred stock:
Series A Preferred stock ($.01 par value, 7,200,000 shares authorized and issued at
  December 31, 2000 and 1999; $50 liquidation preference) ...............................         360,000          360,000
Series B Preferred stock ($.01 par value, 5,880,217 shares authorized; 264,500 shares and
  180,000 shares issued at December 31, 2000 and 1999, respectively; $50 liquidation
   preference) ..........................................................................          27,686            9,000
Series C Preferred stock ($.01 par value,  40,000 shares authorized and issued at
 December 31, 2000 and 1999; $50 liquidation preference) ................................           2,000            2,000
                                                                                             ------------     ------------
   Total Preferred stock ................................................................         389,686          371,000
                                                                                             ------------     ------------

Common stockholders' equity:
Class A Common stock ($.01 par value, 100,000,000 shares authorized; 35,925,000 shares
 issued at December 31, 2000 and 1999) ..................................................             359              359
Class B Common stock ($.01 par value, 15,000,000 shares authorized at December 31, 2000;
  none issued)
Additional paid-in capital ..............................................................         593,829          593,106
Retained earnings .......................................................................         277,460          175,690
Accumulated other comprehensive loss ....................................................         (19,996)          (3,639)
Treasury stock (4,456,531 and 4,793,288 shares of Class A Common stock at
   December 31, 2000 and 1999, respectively, at cost) ...................................         (96,538)        (103,832)
                                                                                             ------------     ------------
   Total common stockholders' equity ....................................................         755,114          661,684
                                                                                             ------------     ------------
Total liabilities, preferred stock and common stockholders' equity ......................    $ 10,413,834     $ 11,078,258
                                                                                             ============     ============

        See accompanying notes to the consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                               Accumulated
                                                           Class A   Additional                  Other
                                          Comprehensive     Common   Paid-in      Retained    Comprehensive  Treasury
                                             Income         Stock     Capital     Earnings    Income/(Loss)    Stock        Total
                                          -------------    -------  ----------   ----------   -------------  ---------    ----------
Balance, January 1, 1998* ...............                   $309    $ 430,507    $  28,694    $  (5,788)                  $ 453,722
Net income ..............................   $  63,521                               63,521                                   63,521
Sale of Class A Common Stock ($.01 par
   value) through a public offering of
   5,000,000 shares of common stock on
   March 23, 1998 .......................                     50      161,144                                               161,194
Purchases of Class A Common Stock
   for the treasury,  2,672,700 shares,
   at cost ..............................                                                                     $ (50,960)    (50,960)
Foreign currency translation adjustment,
   net of income taxes ..................      (3,374)                                           (3,374)                     (3,374)
Additional minimum pension charge,
   net of income taxes ..................      (1,489)                                           (1,489)                     (1,489)
                                            ---------       ----    ---------    ---------    ---------       ---------   ---------

Comprehensive income ....................   $  58,658
                                            =========
Balance, December  31, 1998 * ...........                    359      591,651       92,215      (10,651)        (50,960)    622,614

Net income ..............................   $  92,585                               92,585                                   92,585
Preferred stock dividends ...............                                           (9,110)                                  (9,110)
Purchases of Class A Common Stock
   for the treasury, 2,327,300 shares,
   at cost ..............................                                                                       (57,237)    (57,237)
Issuance of 206,712 shares of
Class A Common Stock from the
   treasury for exercise of stock options
   and other, net .......................                               1,455                                     4,365       5,820
Foreign currency translation adjustment,
   net of income taxes ..................       6,199                                             6,199                       6,199
Additional minimum pension benefit,
   net of income taxes ..................         813                                               813                         813
                                            ---------
Comprehensive income ....................   $  99,597
                                            =========       ----    ---------    ---------    ---------       ---------   ---------
Balance, December 31, 1999 * ............                    359      593,106      175,690       (3,639)       (103,832)    661,684

Net income ..............................   $ 120,676                              120,676                                  120,676
Preferred stock dividends ...............                                          (18,906)                                 (18,906)
Issuance of  336,757 shares of Class A
   Common Stock from the treasury for
   exercise of stock options and other,
   net ..................................                                 723                                     7,294       8,017
Foreign currency translation adjustment,
   net of income taxes ..................     (15,852)                                          (15,852)                    (15,852)
Additional minimum pension charge,
   net of income taxes ..................        (505)                                             (505)                       (505)
                                            ---------
Comprehensive income ....................   $ 104,319
                                            =========       ----    ---------    ---------    ---------       ---------   ---------
Balance, December 31, 2000  * ...........                   $359    $ 593,829    $ 277,460    $ (19,996)      $ (96,538)  $ 755,114
                                                            ====    =========    =========    =========       =========   =========

* - Class A common stock issued: 30,925,000 shares at January 1, 1998 and 35,925,000 shares at December 31, 1998, 1999 and 2000.

      Treasury stock held: 2,672,700 shares, 4,793,288 shares and 4,456,531 shares, at December 31, 1998, 1999 and, 2000, respectively.

        See accompanying notes to the consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Years Ended December 31,
                                                      ---------------------------------------
                                                          2000          1999          1998
                                                      -----------   -----------   -----------
Cash flows from operating activities:
Net income .........................................  $   120,676   $    92,585   $    63,521
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Vehicle depreciation ...........................    1,667,552     1,146,926       581,022
    Depreciation and amortization of property and
      equipment ....................................       25,321        19,558        12,890
    Amortization of other non-revenue producing
      assets .......................................       64,044        45,224        23,115
    Deferred income tax provision ..................       59,869        57,027        38,457
    Provision for doubtful accounts receivable .....       16,258         6,137         2,961
    Provision for public liability, property
      damage and other insurance liabilities, net ..      (10,107)       (1,819)       13,687
    Changes in operating assets and liabilities:
      Restricted cash ..............................      (22,064)      (62,588)      (26,300)
      Accounts receivable ..........................     (210,019)      (89,568)      (14,045)
      Prepaid expenses .............................       (3,983)       (6,336)        6,848
      Other assets .................................      (29,380)       21,654        (5,625)
      Accounts payable .............................      116,793        54,299       (23,148)
      Accrued liabilities ..........................      (23,842)        7,795        (2,475)
      Due to affiliates ............................      (23,322)     (192,951)      (18,320)
                                                      -----------   -----------   -----------
    Net cash provided by operating activities ......    1,747,796     1,097,943       652,588
                                                      -----------   -----------   -----------
Cash flows from investing activities:
    Payments for vehicle additions .................   (7,486,421)   (5,605,494)   (4,303,048)
    Vehicle deletions ..............................    5,008,078     4,205,221     3,610,721
    Increase in finance lease receivables ..........      (32,882)      (22,663)
    Payments for additions to property and
      equipment ....................................      (56,577)      (48,240)      (42,933)
    Retirements of property and equipment ..........       10,942        (6,419)        5,603
    Proceeds from the sale of 80% of PHH Europe,
      net of cash of $104,765 ......................      695,684
    Settlement of PHH Europe intercompany accounts .      225,819
    Dividend from PHH/Arval joint venture ..........       32,426
    Payments for purchase of rental car franchise
      licensees, net ...............................          (30)      (45,192)     (237,182)
    Payment for purchase of PHH Holdings, net of
      cash acquired ................................                 (1,325,781)
    Proceeds from the sale and leaseback of office
      building .....................................                     32,156
                                                      -----------   -----------   -----------
    Net cash  used in  investing activities ........   (1,602,961)   (2,816,412)     (966,839)
                                                      -----------   -----------   -----------
Cash flows from financing activities:
Proceeds from public offerings, net ................                                  161,194
Reductions (purchases) of Class A Common Stock
      (for) from the treasury ......................        6,183       (53,868)      (50,960)
Preferred stock dividends ..........................         (220)
Changes in debt:
    Proceeds .......................................    2,916,012     6,120,545     1,217,289
    Repayment of acquisition and other debt from the
      proceeds of the sale of 80% of PHH Europe ....   (1,054,437)
    Repayments of debt .............................   (1,953,442)   (4,307,537)   (1,023,432)
                                                      -----------   -----------   -----------
    Net (decrease) increase in debt ................      (91,867)    1,813,008       193,857
Payments for debt issuance costs ...................      (20,812)       (6,543)       (4,654)
Increase in  minority interest (preferred
  membership interest) .............................                     99,305
                                                      -----------   -----------   -----------
    Net cash (used in) provided by financing
      activities ...................................     (106,716)    1,851,902       299,437
                                                      -----------   -----------   -----------
Effect of exchange rate changes on cash ............         (469)        2,043          (334)
                                                      -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents and cash held on deposit with
  financial institution ............................       37,650       135,476       (15,148)
Cash and cash equivalents and cash held on deposit
    with financial institution at beginning of
    year ...........................................      165,227        29,751        44,899
                                                      -----------   -----------   -----------
Cash and cash equivalents and cash held on deposit
  with financial institution at end of year ........  $   202,877   $   165,227   $    29,751
                                                      ===========   ===========   ===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest .......................................  $   586,744   $   370,247   $   209,977
                                                      ===========   ===========   ===========
    Income taxes ...................................  $    38,009   $    28,877   $    13,338
                                                      ===========   ===========   ===========
Businesses acquired:
    Fair value of assets acquired, net of cash
      acquired .....................................                $ 6,004,777   $   244,501
    Liabilities assumed ............................                  4,271,804         7,319
                                                                    -----------   -----------
    Net assets acquired ............................                  1,732,973       237,182
    Less issuance of Series A and Series C
      Preferred stock ..............................                    362,000
                                                                    -----------   -----------
    Net cash paid for acquisitions .................                $ 1,370,973   $   237,182
                                                                    ===========   ===========
Assets and liabilities contributed to joint venture:
    Assets .........................................  $ 1,731,489
    Liabilities ....................................    1,035,805
                                                      -----------
    Proceeds received from the sale of 80% of PHH
      Europe, net of cash of $104,765 ..............  $   695,684
                                                      ===========

        See accompanying notes to the consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Summary of Significant Accounting Policies

The Company

      The accompanying consolidated financial statements include Avis Group Holdings, Inc. and subsidiaries, which was incorporated on October 17, 1996. The Company and its former parent, Avis Inc., were acquired by Cendant Corporation ("Cendant") on October 17, 1996 (the "Date of Acquisition"). Avis Group Holdings, Inc. and subsidiaries are referred to throughout the notes to the consolidated financial statements as (the "Company"). On January 1, 1997, Avis, Inc., the Company's former ultimate parent, a wholly-owned subsidiary of Cendant, contributed the net assets of its corporate operations and all of its common stock ownership in Avis International, Ltd. and subsidiaries, Avis Enterprises, Inc. and subsidiaries, Pathfinder Insurance Company and Global Excess & Reinsurance, Ltd. to the Company. Pursuant to a plan developed by Cendant prior to the Date of Acquisition, Cendant caused the Company to undertake an initial public offering ("IPO"). On September 24, 1997, the Company issued and sold 22,425,000 shares of its common stock through such IPO and received net proceeds of $359.3 million. On March 23, 1998, the Company sold 5,000,000 shares of its common stock through a public offering (the "Offering") and received net proceeds of approximately $161.2 million. In addition, in the Offering on March 23, 1998, Cendant reduced its ownership of the Company by selling 1,000,000 shares of the Company's common stock and retained the net proceeds. As a result of the IPO, the Offering on March 23, 1998, the net repurchase of 2,120,588 shares and 2,672,700 shares of treasury stock by the Company during the years ended December 31, 1999 and 1998, respectively, and the issuance of Series A and C preferred stock in connection with the VMS acquisition (see Notes 2, 15 and 16), Cendant's common stockholder's equity interest in the Company at January 1, 2001 is approximately 18% excluding potential conversion of Preferred Stock (see Notes 15, 17 and 25). The Company has used the net proceeds from these offerings to (i) acquire certain Avis System franchises (see Note 2) and (ii) for working capital and general corporate purposes, including the repayment of certain indebtedness. A Cendant subsidiary owns and operates the reservation system as well as the telecommunications and computer processing systems which service the rental car operations for reservations, rental agreement processing, accounting and vehicle control. Cendant is reimbursed for such services at cost (see Note 6). In addition, a Cendant subsidiary charges the Company a royalty fee for the use of the Avis trade name (see Note 6).

      On March 19, 1999, and June 30, 1999, the Company purchased the common stock and franchise rights of Rent-A-Car Company, Incorporated, of Richmond Virginia ("Rent-A-Car, Inc.") and Motorent, Inc. of Nashville Tennessee ("Motorent") for approximately $10.1 million and $49.3 million, respectively. These acquisitions were financed through internally generated funds.

      On June 30, 1999, the Company completed the transaction contemplated by the Agreement and Plan of Merger and Reorganization dated as of May 22, 1999 (the "Merger Agreement"), with PHH Corporation, a Maryland corporation and wholly-owned subsidiary of Cendant, PHH Holdings Corporation ("PHH Holdings"), a Texas corporation and wholly-owned subsidiary of PHH Corporation, and Avis Fleet Leasing and Management Corporation, a Texas corporation and a wholly-owned subsidiary of the Company (the "Acquisition Subsidiary"). Pursuant to the Merger Agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired the fleet leasing and management and fuel card business of PHH corporation ("VMS") for approximately $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion (the "VMS Acquisition"). The acquisition financing included borrowings by the Company of $1 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the Acquisition Subsidiary of $362 million of preferred stock (see Notes 11, 15 and 16).

      On August 9, 2000, the Company completed a transaction with BNP Paribas ("BNP") to form a joint venture company that owns PHH Europe. As part of the transaction, BNP acquired an 80% interest in the joint venture, with the Company retaining a 20% interest. The Company received $800 million in cash and had its intercompany indebtedness with PHH Europe repaid. PHH Europe, with operations in the United Kingdom and Germany, is engaged in the business of leasing vehicles and providing fee based services, including fuel and maintenance cards, accident management and other vehicle services to its customers. Accordingly, the Company's 20% investment in the joint venture is reported as Investment in PHH/Arval joint venture in the accompanying Consolidated Statement of Financial Position and the earnings of the joint venture are included in the Statement of Operations on the equity method of accounting. The difference between the carrying value of the net assets of PHH Europe and the proceeds from the sale have been accounted for as a reduction of cost in excess of net assets acquired relating to the VMS Acquisition.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cendant Merger Agreement

      On November 11, 2000 Cendant and the Company entered into a definitive agreement for Cendant to acquire all of the outstanding shares of the Company that are not currently owned by Cendant at a price of $33.00 per share (the "Merger Consideration"), in cash, and all outstanding and unexerised options to purchase the common stock of the Company, (which have not elected to convert their options to Cendant options) at the excess of the Merger Consideration over the per share exercise price of each option. Approximately 25.9 million outstanding shares of the Company's Class A Common Stock shares are not owned by Cendant and approximately 7.5 million unexercised non-converted options are outstanding.

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

Vehicle Leasing Revenue:

      The Company primarily leases vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". Each lease is either classified as an open-end or closed-end operating lease or open-end finance lease and are included in Vehicles, net-leasing and Finance lease receivables, respectively, on the accompanying Consolidated Statements of Financial Position. Vehicle lease terms generally range from 36 to 72 months. Amounts charged to the leases for interest on the unrecovered investment are credited to income on a level yield method.

Other Fee Based Revenue:

      Revenue from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred.

Cash and Cash Equivalents

      The Company considers unrestricted deposits and short-term investments with an original maturity date of three months or less to be cash equivalents.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Held on Deposit with Financial Institution

      Cash held on deposit with financial institution represents lease payments collected from the Company's vehicle leasing customers by one of the Company's lenders in connection with the Company's VMS Domestic Asset Based Financing Structure (see Vehicle Leasing and Other Fee Based Debt in Note 11). Cash collected during the month by the lender, net of vehicle purchases, is settled with the Company in the early part of the following month.

Restricted Cash

      Restricted cash includes cash and short-term investments that are not readily available for normal Company disbursements. Certain amounts have been set aside as required under the Company's debt covenants and to satisfy insurance related and other commitments of the Company.

Finance Lease Receivables

      Finance Lease Receivables are leases accounted for in accordance with SFAS No. 13, which are classified as a direct financing lease, as defined.

      The Company records the cost of the leased vehicle as an "investment in finance leases". Amounts charged to the lessees for interest on the unrecovered investment are credited to income on a level yield method.

Vehicles, Net

      Rental vehicles are stated at cost, net of accumulated depreciation, incentives and allowances. In accordance with industry practice, when vehicles are sold, gains or losses are reflected as an adjustment to depreciation. Vehicles are generally depreciated at rates ranging from 11% to 28% per annum. Manufacturers provide the Company with incentives and allowances (such as rebates and volume discounts) which are amortized to income over the holding periods of the vehicles.

      Leasing vehicles include vehicles which are leased to customers under either open-end or closed-end operating leases:

      Open-end Operating Leases - Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value, which the Company has guaranteed. The Company guarantees 16% of the original cost of the unit for the first 24 months of the lease, and then 16% of the fair market value of the unit at inception of the month to month renewals thereafter.

      Closed-end Operating Leases - Under these leases, the minimum lease term is 12 months or longer. However, 24 and 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. Resale of the vehicles upon termination is for the account of the Company.

      Open-end finance leases provide that the resale of the vehicles upon termination of the lease are for the account of the lessee.

Property and Equipment, Net

      Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Estimated useful lives range from five to ten years for furniture, fixtures and equipment, to thirty years for buildings. Leasehold improvements are amortized over the shorter of twenty years or the remaining life of the lease. Maintenance and repairs are expensed; renewals and improvements are capitalized. When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in the Consolidated Statements of Operations.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost in Excess of Net Assets Acquired, Net

      Cost in excess of net assets acquired is amortized over a 40 year period and is shown net of accumulated amortization of $85.6 million and $50.7 million at December 31, 2000 and 1999, respectively.

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

Income Taxes

      The Company files a U.S. consolidated federal income tax return and has adopted the calendar year as its fiscal year. The Company files separate income tax returns in states where a consolidated return is not permitted. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred income tax assets and liabilities are recorded for the differences between the financial accounting and tax basis of assets and liabilities, using enacted rates in effect in the years in which the differences are expected to reverse.

Pensions

      Costs of the defined benefit plans are actuarially determined under the projected unit credit cost method and include amounts for current service and interest on projected benefit obligations and plan assets. The Company's policy is to fund at least the minimum contribution amount required by the Employee Retirement Income Security Act of 1974.

Advertising

      Advertising costs are expensed as incurred. Advertising costs were $89.2 million, $86.7 million and $77.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

      Derivative financial instruments are used to manage exposure to market risks associated with fluctuations in interest rates. Analyses are performed on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, derivative activities are not engaged for trading or speculative purposes. Exposure to credit-related losses exist in the event of non-performance by counterparties to certain derivative financial instruments. At December 31, 2000, the Company's derivative financial instruments included interest rate swap agreements, interest rate cap and floor agreements, gasoline options and options embedded in certain interest rate swap agreements, "Swaptions" (see Notes 11, 13, 15 and 27).

      Interest on the Company's interest rate swap agreements, and interest rate cap and floor agreements are cash settled on a net basis for each agreement quarterly. The Company's swaption agreements and certain purchased and sold interest rate cap agreements are marked to market with adjustments to fair value recorded in earnings. Gains or losses from the sale or exercise of gasoline options are recognized when the underlying option is sold.

Environmental Costs

      The Company's operations include the storage and dispensing of gasoline. The Company accrues losses associated with the remediation of accidental fuel discharges when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Recent Accounting Pronouncements

      A recent pronouncement of the Financial Accounting Standards Board which is not required to be adopted at this date, is SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"), which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No.133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax reductions in net income of approximately $7.6 million and an increase in accumulated other comprehensive income of approximately $2.4 million in the first quarter of 2001.

      A recent pronouncement of the Financial Standards Board which is not required to be adopted at this date, except for certain disclosures, is SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS No. 140"), which is effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Company does not believe that SFAS No. 140 will have a material impact on its consolidated financial statements.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the presentation of the current year's consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 - Acquisitions

      On March 19, 1999, and June 30, 1999, the Company purchased the common stock and franchise rights of Rent-A-Car Company, Incorporated, of Richmond, Virginia ("Rent-A-Car, Inc.") and Motorent, Inc. of Nashville Tennessee ("Motorent") for approximately $10.1 million and $49.3 million, respectively. These acquisitions were financed through internally generated funds.

      On June 30, 1999, the Company completed the transaction contemplated by the Merger Agreement with PHH Corporation, PHH Holdings Corporation and the Acquisition Subsidiary. Pursuant to the Merger Agreement, the Acquisition Subsidiary and PHH Holdings merged on June 30, 1999 and the Acquisition Subsidiary acquired the fleet leasing and management and fuel card business of VMS for approximately $1.8 billion and refinanced VMS indebtedness of approximately $3.5 billion. The acquisition financing included borrowings by the Company of $1 billion of term loans, the issuance by the Company of $500 million of senior subordinated notes, and the issuance by the Acquisition Subsidiary of $362 million of preferred stock (see Notes 11, 15 and 16).

      In connection with the VMS Acquisition, the Company received a perpetual, royalty-free license to use the VMS trademarks, including the "PHH" name and logo. PHH Corporation and PHH Holdings entered into a 5-year non-compete agreement with Avis Group Holdings, Inc. and the Acquisition Subsidiary. The Acquisition Subsidiary also received a limited license to use the Cendant name in Europe and the United States for a period of up to one year. In addition, the parties entered into agreements under which Cendant agreed to provide the Company with computer services and with transitional services with respect to various administrative services, including payroll and benefits, which had previously been provided to VMS by Cendant. In addition, the Acquisition Subsidiary entered into an agreement under which it will provide Cendant with certain transitional administrative services which had previously been provided by VMS.

      The following is the purchase cost allocation of the acquisitions described above (in thousands):

Purchase cost .............................................         $ 1,917,949
                                                                    -----------
Fair value of:
     Assets acquired ......................................           4,814,319
     Liabilities assumed ..................................          (4,283,402)
                                                                    -----------
Net assets ................................................             530,917
                                                                    -----------
Cost in excess of net assets acquired .....................         $ 1,387,032
                                                                    ===========

      The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of VMS for approximately $1.8 billion (including the issuance of Series A and Series C Preferred Stock) and the refinancing of VMS indebtedness and related adjustments had taken place on January 1, 1998 (in thousands, except per share data):

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------

Revenue                                                 $4,144,670    $3,907,039
                                                        ==========    ==========

Income before provision for income taxes ...........    $  141,386    $   65,596
                                                        ==========    ==========

Net income .........................................    $   73,156    $   26,916
Preferred stock dividends ..........................        18,220        18,220
                                                        ----------    ----------

Earnings applicable to common stockholders .........    $   54,936    $    8,696
                                                        ==========    ==========

Earnings per share:

Basic ..............................................    $     1.75    $      .25
                                                        ==========    ==========
Diluted ............................................    $     1.72    $      .25
                                                        ==========    ==========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On May 1, 1998, the Company acquired the assets of the car rental business of Hayes Leasing Company, Inc., including the Avis System franchises for the cities of Austin, Fort Worth and San Antonio, and the counties of Dallas and Tarrant, Texas for approximately $86 million in cash plus the refinancing of fleet-related indebtedness, which totaled approximately $136 million for a total purchase price of approximately $222 million. In addition, during the year ended December 31, 1998, the Company purchased the assets of several other Avis System franchises for approximately $15 million in cash. If these acquisitions had occurred on January 1, 1998, they would not have had a material impact on the Company's results of operations. The excess purchase price over the net assets acquired for these acquisitions was approximately $90 million.

Note 3 - Formation of Joint Venture

      On August 9, 2000, the Company announced that it had completed a transaction with BNP Paribas ("BNP") to form a joint venture company that owns PHH Europe and, which within one year, will merge with BNP's vehicle management subsidiary, Arval Service Lease S.A. ("Arval"). As part of the transaction, BNP acquired an 80% interest in the joint venture, with the Company retaining a 20% interest. The Company received $800 million in cash and had its intercompany indebtedness with PHH Europe repaid. The Company used the sale proceeds to retire Term Loans A, B and C of its outstanding Acquisition Financing (see Note
11).

      The revenue and net income of PHH Europe included in the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 are (in thousands):

                                      2000                        1999
                                   ----------                   --------

         Revenue                   $  158,939                   $139,399
                                   ==========                   ========
         Net Income                $   27,589                   $ 30,969
                                   ==========                   ========

      The revenue and net income of PHH Europe for the periods presented above includes the results of operations of PHH Europe from the date of acquisition (June 30, 1999) through July 31, 2000 (formation of the PHH/Arval joint venture).

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

Note 4 - Restricted Cash

      At December 31, 2000 and 1999, restricted cash includes an escrow amount of $113,342,000 and $90,000,000, respectively, as required under the Company's debt agreements, to provide additional credit enhancement on the Company's Medium Term Notes and floating rate Rental Car Asset Backed Notes (see Note 11). Also included in restricted cash at December 31, 2000 and 1999 is $62,002,000 and $116,244,000, respectively, related to the VMS Domestic ABS Facilities and certain amounts which are set aside to satisfy claims under the Company's self-insurance programs and other obligations of the Company.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 - Accounts Receivable, Net

      Accounts receivable, net at December 31, 2000 and 1999 consist of the following (in thousands):

                                                        2000            1999
                                                    -----------     -----------

Vehicle leasing and other fee based services ...    $   467,551     $   699,006
Due from General Motors ........................        257,906         196,497
Vehicle rentals ................................        139,726         109,084
Vehicle related ................................         79,688          51,282
Value added and provincial taxes ...............          7,330          28,427
Damage claims ..................................         15,996          13,715
Other ..........................................         34,649          25,398
                                                    -----------     -----------
                                                      1,002,846       1,123,409
Less allowance for doubtful accounts ...........        (10,161)         (7,669)
                                                    -----------     -----------
                                                    $   992,685     $ 1,115,740
                                                    ===========     ===========

      Vehicle related amounts include receivables for vehicles sold under guaranteed repurchase contracts ("Repurchase Programs") and amounts due for incentives and allowances. Incentives and allowances are based on all of the following: the volume of vehicles to be purchased for a model year, the manufacturers' willingness to encourage the Company to retain vehicles rather than return the vehicles back to the manufacturers and the purchase of particular models not subject to repurchase under "buyback" arrangements. Incentives and allowances are amortized to income over the average holding period of the vehicles (see Note 8).

Note 6 - Due to Affiliates, Net

      Due to affiliates, net at December 31, 2000 and 1999 consists of non-interest bearing advances due Cendant or its consolidated subsidiaries of $37.7 million and $59.4 million, respectively, for services. Non-interest bearing advances represents intercompany transactions relating primarily to royalty fees, reservation processing and data processing. In addition, at December 31, 2000, due to affiliates, net includes certain expenses incurred in connection with the Cendant acquisition of the Company (see Note 1), which will be paid by the acquiror.

      Expense items of the Company include the following items from Cendant and affiliates of Cendant for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              2000          1999          1998
                                            --------      --------      --------
Royalty fee ..........................      $104,538      $100,031      $ 91,904
Reservations .........................        55,976        58,063        49,872
Data processing and other ............        53,106        43,700        35,844
Rent .................................         5,265         4,639         4,648
                                            --------      --------      --------
                                            $218,885      $206,433      $182,268
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

      In addition, for the years ended December 31, 2000, 1999 and 1998, the Company was charged by Cendant approximately $5.3 million, $4.1 million and $3.8 million, respectively, for certain software developed for internal use, which has been capitalized on the accompanying Consolidated Statements of Financial Position. Under the Computer Services Agreement with Cendant dated July 30, 1997, software developed for the Company's internal use is charged to the Company at Cendant's cost.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 - Finance Lease Receivables

      Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account of either the lessor (PHH Europe) or the lessee (both North America and PHH Europe). The net investment in leases and leased vehicles at December 31, 2000 and 1999 consists of the following (in thousands):

                                                          2000           1999
                                                       ---------      ---------
Future minimum lease payments receivable .........     $ 176,029      $ 561,157
Estimated unguaranteed residual value ............                      392,191
Less unearned income .............................       (16,884)       (82,314)
                                                       ---------      ---------
                                                       $ 159,145      $ 871,034
                                                       =========      =========

      At December 31, 2000, future minimum lease payments on the Company's direct financing leases are as follows (in thousands):

2001 ..................................................                 $ 63,181
2002 ..................................................                   52,458
2003 ..................................................                   35,920
2004 ..................................................                   17,843
2005 ..................................................                    5,216
Thereafter ............................................                    1,411
                                                                        --------
                                                                        $176,029
                                                                        ========

Note 8-Vehicles, Net

      Vehicles, net at December 31, 2000 and 1999 consist of the following (in thousands):

                                                         2000                        1999
                                             --------------------------    --------------------------
                                               Vehicle        Vehicle        Vehicle        Vehicle
                                               Rental         Leasing        Rental         Leasing
                                             -----------    -----------    -----------    -----------
Rental vehicles ..........................   $ 4,098,992                   $ 3,683,864
Vehicles under open-end operating leases .                  $ 4,309,248                   $ 3,337,191
Vehicles under closed-end operating leases                      215,551                       230,693
Buses and support vehicles ...............        80,903                        81,150
Vehicles held for sale ...................        47,535         28,656         19,757         40,400
                                             -----------    -----------    -----------    -----------
                                               4,227,430      4,553,455      3,784,771      3,608,284
Less accumulated depreciation ............      (465,976)    (1,348,075)      (417,409)      (474,275)
                                             -----------    -----------    -----------    -----------
                                             $ 3,761,454    $ 3,205,380    $ 3,367,362    $ 3,134,009
                                             ===========    ===========    ===========    ===========

      Depreciation expense for rental vehicles was $656.4 million, $644.6 million and 576.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense for leasing vehicles was $1,012.8 million for the year ended December 31, 2000. Depreciation expense for leasing vehicles for the period June 30, 1999 (date of acquisition) through December 31, 1999 was $507.7 million. Depreciation expense for rental vehicles is stated net of amortization of certain incentives and allowances from various vehicle manufacturers of approximately $128.6 million, $120 million and $119 million for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense for rental vehicles also reflects a net loss on the disposal of vehicles of $2.2 million, $5.4 million and $ 6.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2000, future minimum lease payments to be received on the Company's open-end and closed-end operating leases are as follows (in thousands):

Years
-----
2001 ...........................................................      $1,069,925
2002 ...........................................................         889,635
2003 ...........................................................         630,251
2004 ...........................................................         341,857
2005 ...........................................................         136,971
Thereafter .....................................................         140,767
                                                                      ----------
Total ..........................................................      $3,209,406
                                                                      ==========

      Other fleet leasing vehicles with net carrying amounts of $183.4 million and $233.6 million at December 31, 2000 and 1999, respectively, are included in special purpose entities which are not owned by the Company. These entities do not require consolidation as they are not controlled by the Company and all risks and rewards rest with the owners. Additionally, receivables related to managed vehicles totaling approximately $120.7 million and $110.9 million at December 31, 2000 and 1999, respectively, are owned by special purpose entities, which are owned by the Company. However, such assets and related liabilities have been netted in the Consolidated Statements of Financial Position since there is a two-party agreement with determinable amounts, a legal right to offset exists which the Company has exercised. The Company receives monies from vehicle manufacturers which is deferred and recognized on a straight line basis over the estimated life of the vehicles.

Vehicle Sale-Leaseback Transactions

      During the years ended December 31, 2000 and 1999, the Company entered into sale-leaseback transactions with an independent third party ("Counterparty") in Canada. In addition, the Company is party to similar arrangements with the Counterparty resulting from transactions incurred prior to 1999. Under these arrangements, the Company sells its interest in operating leases and its vehicles under operating leases to the Counterparty. Then, it repurchases the leased vehicles (the Counterparty retains the lease rights). Subsequently, the Company leases the vehicles under a direct financing lease to the Counterparty. The Counterparty prepays all lease payments except for an agreed-upon residual amount. These residual amounts are typically 3% to 8% of the total lease payments. The residual amounts represent the total exposure to the Company from these transactions. The total amount of net investment in operating leases and leased vehicles sold under these agreements was $184.6 million and $48.1 million as of December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the total outstanding prepaid rent and residual amounts outstanding under such agreements was $317.8 million and $21.5 million, and $286.7 million and $16.1 million, respectively. The total revenues recognized under these agreements was $128.8 million and $60.6 million for the years ended December 31, 2000 and 1999, respectively.

Note 9-Property and Equipment, Net

      Property and equipment at December 31, 2000 and 1999 consist of the following (in thousands):

                                                          2000          1999
                                                        ---------     ---------

Land ...............................................    $  22,862     $  28,270
Buildings ..........................................       10,532         8,191
Leasehold improvements .............................      142,788       119,702
Furniture, fixtures and equipment ..................       39,453        52,823
Construction-in-progress ...........................       37,451        32,975
                                                        ---------     ---------
                                                          253,086       241,961
Less accumulated depreciation and amortization .....      (56,328)      (44,134)
                                                        ---------     ---------
                                                        $ 196,758     $ 197,827
                                                        =========     =========

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

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10-Accrued Liabilities

      Accrued liabilities at December 31, 2000 and 1999 consist of the following (in thousands):

                                                         2000             1999
                                                       --------         --------
Payroll and related costs ....................         $ 99,743         $106,209
Taxes, other than income taxes ...............           15,103           15,664
Rents and property related ...................           26,211           36,270
Interest .....................................           64,126           28,866
Sales and marketing ..........................           49,253           54,749
Vehicle related ..............................           11,159           29,355
Other ........................................           99,943           98,340
                                                       --------         --------
                                                       $365,538         $369,453
                                                       ========         ========

Note 11-Financing and Debt

      Debt outstanding at December 31, 2000 and 1999 consist of the following (in thousands):

                                                                             2000         1999
                                                                         ----------   ----------
Vehicle Rental
Commercial Paper Notes ...............................................   $  919,800   $1,026,261
Short-term notes-foreign .............................................      196,882      111,259
Series 1997-1A asset-backed Medium Term Notes at 6.22% ...............                   800,000
Series 1997-1B asset-backed Medium Term Notes due May 2002 through
    October 2002 at 6.40% ............................................      850,000      850,000
Series 1998-1 asset-backed Medium Term Notes due December 2004 through
    May 2005 at 6.14% ................................................      600,000      600,000
Series 2000-1 floating rate Rental Car Asset-Backed Notes due
    February 2003 through July 2003 ..................................      250,000
Series 2000-2 floating rate Rental Car Asset-Backed Notes due
     March 2007 through August 2007 ..................................      300,000
Series 2000-3 floating rate Rental Car Asset-Backed Notes due
     May 2003 through October 2003 ...................................      200,000
Series 2000-4 floating rate Rental Car Asset-Backed Notes due
     June 2005 through November  2005 ................................      500,000
Revolving credit facility due June 2005 ..............................      225,000       62,000
Other ................................................................        5,332        5,902
                                                                         ----------   ----------
        Total Vehicle Rental Debt ....................................    4,047,014    3,455,422
                                                                         ----------   ----------

Vehicle Leasing and Other Fee Based Services
Commercial Paper Notes ...............................................    1,781,188    1,521,498
Canadian short term borrowings .......................................       14,026       44,563
Series 1999-2 floating rate asset-backed notes, Class A-1 ............      550,000      550,000
Series 1999-2 floating rate asset-backed notes, Class A-2 ............      450,000      450,000
Foreign Asset  Backed Securities - UK Advances (see Note 3) ..........                   850,443
Self-fund notes ......................................................       41,137       30,397
Wright Express Certificates of Deposit ...............................      138,875       67,482
                                                                         ----------   ----------
        Total Vehicle Leasing and Other Fee Based Services Debt ......    2,975,226    3,514,383
                                                                         ----------   ----------
        Total Vehicle Debt ...........................................    7,022,240    6,969,805
                                                                         ----------   ----------

Acquisition Financing
Term A Loan  Notes due June 2005 (see Note 3) ........................                   250,000
Term B Loan  Notes due June 2006 (see Note 3) ........................                   375,000
Term C Loan  Notes due June 2007 (see Note 3) ........................                   375,000
Senior Subordinated Notes due May 2009 at 11.00% .....................      500,000      500,000
                                                                         ----------   ----------
        Total Acquisition Financing Debt .............................      500,000    1,500,000
                                                                         ----------   ----------
        Total Debt ...................................................   $7,522,240   $8,469,805
                                                                         ==========   ==========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vehicle Rental Debt

      On July 31, 1997, the Company, through its wholly-owned subsidiary Avis Rent A Car System, Inc. ("ARACS"), entered into a domestic integrated fleet financing program that provided for financing for vehicles covered by Repurchase Programs, (the "Avis ABS Facility"). As of December 31, 2000, the availability under this financing program is $4.2 billion. The Avis ABS Facility provides for the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Commercial Paper Notes") and $2.7 billion of asset backed medium term notes (the "Medium Term Notes"). The Commercial Paper Notes and the Medium Term Notes are backed by a first priority security interest in the domestic rental fleet. Additional credit enhancement is provided for the Medium Term Notes by an escrow account of $113 million and $90 million, which is included in "Restricted Cash" (see Note 4) on the accompanying Consolidated Statements of Financial Position at December 31, 2000 and 1999, respectively. The weighted average interest rates on the Commercial Paper Notes were 6.6%, and 6.4% at December 31, 2000 and 1999, respectively. The interest rates on the Series 2000-1, 2000-2, 2000-3 and 2000-4 floating rate asset-backed notes at December 31, 2000 were 6.9%, 7.0%, 6.9% and 6.9%, respectively.

      On June 30, 1999, the Company entered into a $1.35 billion secured credit facility (the "Credit Facility") which is guaranteed by certain of it's subsidiaries. The Credit Facility consists of (i) $1 billion of Term Loans (see Acquisition Financing below), (ii) a revolving credit facility of up to $350 million which is available on a revolving basis until June 30, 2005 in order to finance the working capital needs of the Company in the ordinary course of business (with up to $75 million of such amount available for the issuance of standby letters of credit to support workers' compensation and other insurance and bonding requirements of ARACS, the Company and its subsidiaries in the ordinary course of business, and a 364 day standby letter of credit facility of up to $225 million available to fund (a) any shortfall in certain payments owing to AESOP Leasing, a subsidiary of ARACS pursuant to fleet agreements and (b) maturing Commercial Paper Notes if such Commercial Paper Notes cannot be repaid through the issuance of additional Commercial Paper Notes or draws under the liquidity facility supporting the Commercial Paper Notes). Revolving Loans bear interest at either Chase Manhattan Bank's ("Chase") alternate base rate ("ABR") plus 0.75% or the Euro dollar rate plus 1.75% (at the Company's option). For the years ended December 31, 2000 and 1999, the weighted average interest rate on the Company's Revolving Loans was 9.6% and 8.9%, respectively. The average interest rate on the revolving credit facility at December 31, 2000, and 1999, was 8.5% and 10.3%, respectively. Upon the closing of the PHH/Arval transaction and the retirement of the term loans (see Note 3), the revolving credit portion of this facility was amended to increase the facility to $450 million. At December 31, 2000 and 1999, the Company had issued letters of credit of $27.1 million and $29.2 million under the revolving credit facility and $150 million under the $225 million standby letter of credit facility, respectively. As of December 31, 2000, under the terms of the Revolving Credit Facility, the Company had outstanding $225 million at a variable interest rate with terms identical to the Term A Loan Notes (see Acquisition Financing below).

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

      The weighted-average interest rates of the short-term notes-foreign as of December 31, 2000 and 1999 were 6.4% and 5.8%, respectively.

Vehicle Leasing and Other Fee Based Debt

      In connection with the VMS Acquisition (see Note 2), Avis Group Holdings, Inc. refinanced the VMS existing fleet debt with the proceeds of approximately $2.7 billion domestic and $720 million foreign asset-backed securities issued pursuant to an offering of asset-backed securities (the "Interim VMS ABS Offering"), under certain fleet financing facilities and together with the Avis ABS Facility. The domestic securities comprising the Interim VMS ABS Offering are issued by a bankruptcy remote special purpose entity (the "Domestic ABS Issuer") and placed initially with a single multi-seller commercial paper conduit, and thereafter may be syndicated to one or more other bank sponsored conduits (collectively the "CP Conduits"). The CP Conduits will acquire Domestic Variable Funding Notes ("VFNs"), Domestic Preferred Membership Interests and U.K. Advances using the proceeds of commercial paper issuances. In addition, from time to time, the Domestic ABS Issuer may issue medium-term notes secured by the Domestic ABS Assets, using the proceeds of any such offerings to reduce the amount of Domestic VFNs then outstanding.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On October 28, 1999, $1 billion of 7 and 12 year Medium Term Notes ("MTN's") were issued to replace a like amount of Domestic VFN's. This facility consists of two classes of floating rate asset-backed notes: Class A-1 notes, which total $550 million and Class A-2 notes, which total $450 million. Interest rates are reset monthly at LIBOR plus 32 basis points and LIBOR plus 35 basis points for the class A-1 and Class A-2 notes, respectively . The Class A-1 notes have an average expected life of 2 years and commence amortizing in March 2001 and have a final stated maturity of October 2006. The average interest rate on the Company's Class A-1 and Class A-2 notes was 6.9%, 5.7% and 7.0% and 5.8% at December 31, 2000 and 1999, respectively. The Class A-2 notes have an average expected life of 3 years and commence amortizing when the Class A-1 notes are repaid in full. The Class A-2 notes have a final stated maturity of October 2011. Both classes of notes are rated AAA by Standard and Poors and Aaa by Moody's. In addition to the floating rate asset-backed notes, the Company may issue up to $1.75 billion Variable Funding Investor Notes to a group of multi-seller commercial paper conduits. The Domestic VFN agreement expires in October 2001 and is renewable annually. The blended interest rate in effect at December 31, 2000 for the domestic asset-backed securities (including program fees from 32 to 35 basis points) is 6.71%. The Company has also issued two series of Senior Preferred Membership Interests (see Note 12), which total $99.3 million, at a rate (including program fees of 70 basis points) of 6.67% at December 31, 2000.

      At December 31, 1999, VMS-U.K. had $856 million asset-backed facility (the "U.K. ABS Facility"), which was supported by the leased vehicles and fuel card receivables of the various VMS-U.K entities. VMS-U.K. was funded through a group of multi-seller commercial paper conduits. The interest rate was variable and was based on commercial paper notes plus a weighted average margin of approximately 45 basis points. As of December 31, 1999, there was approximately $850.4 million outstanding at a blended rate of 6.66%. This facility was repaid and terminated in connection with the formation of the PHH/Arval joint venture (see Note 3).

Self-Fund Notes

      Self-fund notes represent loans made by customers to purchase leased vehicles. Repayment of these notes is matched to payments on the underlying lease including the disposal of the vehicles at maturity. Interest can be fixed or floating, depending on the underlying leases. The average interest rate at December 31, 2000 was 7.6%. The loans are repayable at expiration of the various lease terms. At December 31, 2000 self-funded notes expire between 2003 and 2013.

Wright Express Certificates of Deposit

      At December 31, 2000, scheduled maturities of certificates of deposit of $138.9 million are all less than one year. The interest rates range from 5.48% to 7.20%.

Acquisition Financing

      In connection with the VMS Acquisition in June 1999, (see Notes 1 and 2 ), the Company borrowed $1 billion of term loans, consisting of $250 million ("Term A Loan"), $375 million ("Term B Loan") and $375 million ("Term C Loan"), under the credit facility described previously. On August 9, 2000 the Company retired Term Loans A, B, and C from the proceeds of the sale of PHH Europe and the repayment of PHH Europe's intercompany indebtedness (see Note 3).

      Interest expense on Term Loan A, B, and C for the years ended December 31, 2000 and 1999 was $57.7 million and $44.4 million, respectively, with an weighted average interest rate of 9.6% and 8.9%, respectively. The weighted average interest rate on the Company's Term Loans A, B, and C at December 31, 1999 was 8.9%, 9.4% and 9.6%, respectively.

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

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The agreements with the Company's lenders include a number of significant covenants that, among other things, restrict its ability to dispose of non-fleet assets, incur additional indebtedness, create liens, prohibit the payment of dividends, enter into certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict corporate activities. Certain of these agreements also require the Company to maintain specified financial ratios. As of December 31, 2000, the Company was in compliance with all such covenants related to these agreements.

      Mandatory maturities of long-term obligations, including current maturities, for each of the next five years ending December 31, and thereafter, are as follows (in thousands):

2001..........................................................   $    303,936
2002..........................................................      1,247,772
2003..........................................................        784,526
2004..........................................................        104,482
2005..........................................................      1,226,938
Thereafter....................................................        803,815

Other Credit Facilities

      At December 31, 2000, in addition to the credit facilities previously described, the Company had credit facilities available to support various international and other operations. At December 31, 2000, the total available under these facilities was $329.8 million of which $138.0 million was unused and available. Amounts unused under these facilities require an annual fee of 0.2% to 0.4% of the unused portion. In addition, the Company had available letters of credit/overdraft agreements in place, renewable annually at the Company's option and the bank's discretion. At December 31, 2000, the Company had $46.1 million available, against which there are outstanding Letters of Credit totaling $29.9 million. The collateral for certain of these agreements consists of a pledge of certain cash balances, in the amount of $25.0 million, which are included in "Restricted Cash" on the accompanying Consolidated Statements of Financial position. At December 31, 2000 the Company had $105.6 million of performance bonds placed with various Airport Authorities, and State Regulatory agencies to support its operations.

Derivative Financial Instruments

      The Company has derivative financial instruments at December 31, 2000 that are sensitive to fluctuations in interest rates and gasoline prices (see Notes 1 and 27). The following derivative financial instruments agreements have been entered into by the Company:

      To reduce the risk from interest rate fluctuations under its asset backed debt agreements, the Company has entered into domestic and foreign interest rate cap and interest rate floor agreements with maturity dates ranging from July 2003 to May 2010. At December 31, 2000, the domestic and foreign interest rate cap and interest rate floor agreements have notional values of $1 billion and $278 million, respectively. The agreements established the domestic and foreign interest rate ceiling (ranging from 6.08% to 7.5%) and floor (5%) on the asset-backed vehicle financings.

      The Company was party to thirteen and twenty five interest rate swap agreements at December 31, 2000 and 1999, respectively, to reduce the impact of changes in interest rates on certain outstanding debt obligations. These agreements effectively changed the Company's interest rate exposure on $298 million and $842.2 million of its outstanding debt from variable interest rates to average fixed rates of 4.8% and 5.3% at December 31, 2000 and 1999, respectively. The variable interest rates for certain of these interest rate swap agreements are either reset daily, monthly, or quarterly based upon various indices, including 30 day commercial paper, 1 month and 3 month LIBOR and 1 month and 3 month Canadian Bankers Acceptances. Interest is cash settled on a net basis for each agreement either monthly, quarterly or semi-annually. The interest rate swap agreements will terminate between February 2001 and April 2005. Under a swap agreement terminating in August 2003, the counterparty has the right to terminate the agreement in August 2001. Under a Swap Agreement terminating in May 2005, the counterparty has the right to terminate the agreement in June 2001. The differential to be paid or received is recognized ratably as interest rates change over the life of the agreements as an adjustment to interest expense.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The net interest differential charged (credited) to interest expense for the years ended December 31, 2000 and 1999 was $4,109,000 and ($773,000),
respectively. The Company is exposed to credit risk in the event of non-performance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with institutions with high credit ratings. Therefore, the Company does not anticipate that non-performance by counterparties will occur. Notwithstanding this, the Company monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports.

      Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any.

      Depending on market fundamentals of the price of gasoline and other conditions, the Company may purchase put options to reduce or eliminate the risk of gasoline price declines. Put options purchased by the Company effectively establish a minimum sales transaction fee for the volume of gasoline purchased on the Company's programs. An increase in the value of the options is highly correlated to a decrease in the average price of gasoline purchased by the Company's cardholders. Put options permit the Company to participate in price increases above the option price. The cost of an option is charged to operations in the month the options expire. Gains and losses from the sale or exercise of options are recognized when the underlying option is sold. At December 31, 2000, the total contract amount of such options was 26.5 million gallons of gasoline and the unamortized cost of these options was $821,000 and is included in other assets in the accompanying Consolidated Statements of Financial Position.

Note 12 - Minority Interest (Preferred Membership Interest)

      In connection with the issuance of the Vehicle Leasing ABS Facility (see
Note 11), the Company has issued two Series 1999-2 Senior Preferred Membership Interests ("PMI's") of which $99.3 million were outstanding at a distribution rate of 6.67% and 6.97% at December 31, 2000 and 1999, respectively. The PMI's represent an equity interest in one of the Company's domestic vehicle leasing subsidiaries and accordingly, are reported as minority interest (preferred membership interest), on the Company's Consolidated Statements of Financial Position at December 31, 2000 and 1999. The holders of the Preferred Membership Interests are entitled to receive dividends based upon the funding costs of the multi-seller commercial paper conduits, plus a program fee of 0.70% per annum. The dividend periods correspond to the same interest periods as the 1999-2 floating rate asset-backed notes. For the years ended December 31, 2000 and 1999, the Company accrued approximately $7.2 million and $5.9 million of distributions, respectively, which are reflected in the Company's Consolidated Statements of Operations as minority interest.

Note 13 - Fair Value of Financial Instruments

      The net interest receivable and the estimated fair value of the Company's interest rate swaps, caps and floors, swaption agreement and gasoline put options represent assets of approximately $1.4 million and $13.2 million, respectively, at December 31, 2000 (see Notes 1 and 27). At December 31, 1999, the net interest receivable and estimated fair value of the Company's interest rate swap agreements represent assets of approximately $763 thousand and $15.2 million, respectively.

      For instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of floating-rate debt approximates carrying value because these instruments re-price frequently at current market prices. At December 31, 2000 and 1999, the fair value of the Medium Term Notes, Asset Backed Securities and Senior Subordinated Notes exceeds (is less than), the carrying value by approximately $29.1 million and ($27.7) million, respectively.

      At December 31, 2000 the Company had $389.7 million of preferred stock which approximates fair value. The Company believes that it is not practicable to estimate the current fair value of the amounts due to affiliates, net, because of the related party nature of the instruments (See Note 15).

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 - Income Taxes

      The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consist of the following (in thousands):

                                               2000          1999         1998
                                             --------       -------      -------
Current:
   Federal ............................      $    733                    $   800
   State ..............................         5,534       $ 2,010          980
   Foreign ............................        29,066        14,295        8,470
                                             --------       -------      -------
                                               35,333        16,305       10,250
                                             --------       -------      -------
Deferred:
   Federal ............................        59,798        42,095       33,200
   State ..............................         3,075         3,596        3,520
   Foreign ............................        (3,004)       11,336        1,737
                                             --------       -------      -------
                                               59,869        57,027       38,457
                                             --------       -------      -------
Provision for income taxes ............      $ 95,202       $73,332      $48,707
                                             ========       =======      =======

      The effective income tax rates vary from the statutory U.S. federal income tax rate due to the following (dollar amounts in thousands):

                                                                         Years Ended December 31,
                                                           -----------------------------------------------------
                                                                2000                1999              1998
                                                           ---------------    ---------------    ---------------
Statutory U.S. federal income tax provision/tax rate....   $75,557   35.0%    $58,071   35.0%    $39,280   35.0%
Tax effect of foreign operations and dividends .........     1,952     .9       2,628    1.6       2,677    2.4
Amortization of cost in excess of net assets
  acquired
   and other intangibles ...............................    11,661    5.4       8,190    4.9       3,351    3.0
State income taxes, net of federal tax benefit .........     5,596    2.6       3,644    2.2       2,925    2.6
Other non-deductible business expenses .................       436     .2         799    0.5         474    0.4
                                                           -------   ----     -------   ----     -------   ----
Effective income tax provision/tax rate ................   $95,202   44.1%    $73,332   44.2%    $48,707   43.4%
                                                           =======   ====     =======   ====     =======   ====

      In accordance with SFAS 109, the net deferred income tax liabilities at December 31, 2000 and 1999 include the following (in thousands):

                                                            2000         1999
                                                         ---------    ---------

Gross deferred income tax assets:
Accrued liabilities ..................................   $ 271,442    $ 241,631
Net operating loss carryforwards .....................     110,940      138,392
Alternative minimum income tax credit carryforwards ..       4,932        4,199
                                                         ---------    ---------
                                                           387,314      384,222
                                                         ---------    ---------
Gross deferred income tax liabilities:
PHH Europe joint venture .............................    (262,365)
Tax depreciation in excess of book depreciation ......    (559,067)    (546,938)
Prepaids and other ...................................     (25,375)     (18,540)
                                                         ---------    ---------
                                                          (846,807)    (565,478)
                                                         ---------    ---------
Net deferred income tax liabilities ..................   $(459,493)   $(181,256)
                                                         =========    =========

      The Company has included in net deferred income tax liabilities and common stockholders' equity, a (decrease) increase of ($10.5) million, $4.6 million, and $3.1 million related to the income tax effects of the Foreign Currency Translation Adjustment and Minimum Pension Liability for the years ended December 31, 2000, 1999, and 1998, respectively.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company has alternative minimum tax net operating loss carryforwards of $182.2 million. The federal net operating loss carryforward is $297.1 million which expires as follows: 2004, $48.2 million; 2007, $67.7 million; 2008, $41.1 million; 2009, $18.3 million; 2010, $1.1 million; 2017, $83.7 million; 2018,
$1.0 million and 2019, $36.0 million.

      Deferred income taxes were not provided on $92 million of accumulated undistributed earnings of foreign subsidiaries at December 31, 2000 because such earnings are considered to be permanently reinvested. If this amount was not considered permanently reinvested, additional deferred income taxes of approximately $43 million would have been provided at December 31, 2000.

Note 15 - Preferred Stock (in thousands)

                                                            Series A    Series B      Series C
                                                           Preferred    Preferred    Preferred
                                                             Stock        Stock        Stock         Total
                                                          ------------  ----------   ----------    --------
Issuance of Preferred Stock Series A and Series C on
   June 30, 1999 in connection with the acquisition of
   VMS (see Notes 1 and 2) ...........................      $360,000                   $2,000      $362,000
Preferred Stock Dividends (180,000 shares) ...........                    $ 9,000                     9,000
                                                            --------      -------      ------      --------
Balance December 31, 1999 ............................       360,000        9,000       2,000       371,000
Preferred Stock Dividends (373,725 shares) ...........                     18,686                    18,686
                                                            --------      -------      ------      --------
Balance December 31, 2000 ............................      $360,000      $27,686      $2,000      $389,686
                                                            ========      =======      ======      ========

Series A Preferred Stock

      In connection with the VMS Acquisition (see Notes 1 and 2), a total of 7,200,000 shares of Series A Preferred Stock (the "Series A Preferred") of the Acquisition Subsidiary were issued and outstanding at December 31, 2000 and 1999. Holders of Series A Preferred Stock are not entitled to preemptive rights. The Series A Preferred Stock has an aggregate liquidation preference of $360 million or $50 per share (the "Series A Liquidation Preference"). Each share of Series A Preferred accrues dividends at a rate per annum of 5% of the Series A Liquidation Preference, payable in cash semi-annually in arrears. Until June 30, 2004, dividends may be paid at the discretion of the Acquisition Subsidiary in shares of Series B Cumulative PIK Preferred Stock (see Series B Preferred Stock below). The Series A Preferred is also entitled to special annual dividends at a rate of 2% of the Series A Liquidation Preference per annum, payable in cash annually on March 15th, in the event that the Acquisition Subsidiary achieves targeted consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") levels. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series A Preferred, holders of shares of Series A Preferred will receive the Series A Liquidation Preference of such shares plus accrued and unpaid dividends.

      The Series A Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after the fifth anniversary of the date of issuance, June 30, 2004, and must be redeemed in whole upon the eleventh anniversary of the date of issuance for an amount per share equal to the Series A Liquidation Preference plus accrued and unpaid dividends. In addition, holders of the Series A Preferred may cause the Acquisition Subsidiary to redeem their shares for cash, upon the bankruptcy or insolvency of the Company or a change of control with respect to the Company or the Acquisition Subsidiary (see Note 1).

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

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Series B Preferred Stock

      Series B Cumulative PIK Preferred Stock (the "Series B Preferred") will be issued as dividends to the Series A Preferred holders by the Acquisition Subsidiary. Holders of the Series B Preferred are not entitled to preemptive rights. The Series B Preferred has a liquidation preference of $50 per share (the "Series B Liquidation Preference"). Each share of Series B Preferred accrues dividends at a rate per annum of 5% of the Series B Liquidation Preference. Until the fifth anniversary of the date of issuance of the Series B Preferred, dividends may, at the discretion of the Acquisition Subsidiary be paid in kind; thereafter, dividends must be paid in cash, semi-annually in arrears. Upon liquidation, and after payment of all amounts owed to all classes of capital stock ranked senior to the Series B Preferred, holders of shares of Series B Preferred will receive the Series B Liquidation Preference of such shares plus accrued and unpaid dividends.

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

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Series C Preferred Stock

      In connection with the VMS Acquisition (see Notes 1 and 2), a total of 40,000 shares of Series C Preferred of the Acquisition Subsidiary were issued and outstanding at December 31, 2000 and 1999. Holders of the Series C Preferred are not entitled to preemptive rights. The Series C Preferred has an aggregate liquidation preference of $2,000,000 or $50 per share (the "Series C Liquidation Preference"). Each share of Series C Preferred accrues dividends at 11% per annum, payable in cash semi-annually in arrears. An escrow account in the amount of $1,000,000, which is included in "Restricted Cash", has been established to cover future dividend payments. Upon liquidation, and after payment of amounts, if any, owed to all classes of capital stock ranked senior to the Series C Preferred, holders of shares of Series C Preferred will receive the Series C Liquidation Preference of such shares plus accrued and unpaid dividends. The Series C Preferred ranks senior to the Series A Preferred, the Series B Preferred and the Class A Common Stock in right of payment of dividends. The Series C Preferred may be redeemed by the Acquisition Subsidiary, in whole or in part, on or after June 30, 2004, the fifth anniversary of the date of issuance, and must be redeemed in whole upon June 30, 2006, the seventh anniversary of the date of issuance, in each case for an amount per share equal to the Series C Liquidation Preference plus accrued and unpaid dividends.

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

Preferred Stock of the Company

      In addition, the Company has authorized the issuance of 20 million shares of Preferred Stock, par value $.01 of which none has been issued at December 31, 2000 and 1999.

Note 16 - Class B Common Stock

      At the May 16, 2000 annual meeting, the Company's shareholders voted to amend the Company's charter and authorized the issuance of 15,000,000 shares of non-voting Class B Common stock ($.01 par value), to be issued upon the conversion of the Series A Preferred Stock or the Series B Preferred stock of the acquisition subsidiary. The Class B Common stock will rank (1) junior to any class or series of preferred stock of the Company and (2) pari passu with the Class A Common stock in right of payment of dividends and on liquidation.

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

      The Cendant Affiliates shall have the right to convert the Class B Common stock into shares of Class A Common stock on a share-for-share basis upon the occurrence of: (1) the bankruptcy or insolvency of the Company and (2) a Preferred Stock Change of Control, other than any Preferred Stock Change of Control that is caused solely by the sale by the Cendant Affiliates of its shares of Class A Common stock or Class B Common stock.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 17 - Treasury Stock

      At December 31, 2000 and 1999, Class A Common Stock held in treasury consist of the following (dollars in thousands):

                                                                             2000                            1999
                                                                 ----------------------------   ---------------------------------
                                                                   Treasury        Treasury        Treasury         Treasury
                                                                  Stock, net        Shares        Stock, net         Shares
                                                                 ------------     -----------   --------------    --------------
Balance, beginning of year .................................      $ 103,832        4,793,288       $  50,960        2,672,700
Treasury stock repurchased .................................                                          57,237        2,327,300
Treasury stock issued under the Company's stock option plan,
    and other issuances ....................................         (7,294)        (336,757)         (4,365)        (206,712)
                                                                  ---------       ----------       ---------       ----------
Balance, end of year .......................................      $  96,538        4,456,531       $ 103,832        4,793,288
                                                                  =========       ==========       =========       ==========

      On September 1, 1998, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of the outstanding common stock at market prices. On September 23, 1998, the Board of Directors authorized the Company to purchase up to 3.5 million additional shares of outstanding common stock. Of the total treasury shares repurchased during the year ended December 31, 1999, 1,614,200 shares were repurchased from Cendant at an aggregate cost of $40.8 million. No shares were repurchased from Cendant during the year ended December 31, 2000. As of December 31, 2000, the acquisition of these treasury shares reduced Cendant's ownership in the Company's common stock to approximately 18%. (See Notes 1, 2 and 25.)

Note 18 - Retirement Benefits

      The Company, through its subsidiary ARACS, sponsors non-contributory defined benefit plans covering certain employees hired prior to December 31, 1983 who were age 25 or older on January 1, 1985. ARACS also contributes to union sponsored pension plans.

      Through ARACS, the Company sponsors two Voluntary Investment Savings Plans under a "qualified cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code covering its union and non-union employees. For the years ended December 31, 2000, 1999 and 1998, the Company's cost of these plans was $3.6 million, $3.0 million and $1.6 million, respectively.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Included in the non-union Investment Savings Plan, ARACS makes a defined contribution for full-time employees. The contribution was set at 2% of each covered employee's compensation through December 31, 1998 and was increased to 3% of each covered employee's compensation effective January 1, 1999. Employer contributions for the years ended December 31, 2000, 1999 and 1998 amounted to $7.2 million, $5.0 million and $2.3 million, respectively.

      ARACS' defined benefit retirement plan for salaried and hourly employees as of June 30, 1985, provides benefits based upon years of credited service, highest average compensation and social security benefits. Annual retirement benefits, at age 65, are equal to 1 1/2% of the participating employee's final average compensation (average compensation during the highest five consecutive years of employment in the ten years prior to retirement) less 1 1/2% of the Social Security benefits for each year of service up to a maximum of 35 years. In addition, the plan provides for reduced benefits before age 65 and for a joint and survivor annuity option. Effective January 1, 1999, the Company curtailed its defined benefit retirement plan for salaried and hourly employees as of June 30, 1985. The Company recognized a $7.5 million pre-tax gain as a result of the curtailment during the first quarter of fiscal year ended December 31, 1999.

      The Company also sponsors several foreign pension plans. The most significant of these are the Canadian and United Kingdom defined benefit plans (see Notes 1 and 3).

      The status of the Company's defined benefit plans at December 31, 2000 and 1999, including the plans to its salaried and hourly employees as of June 1985, the Bargaining Plan, the Non-Qualified Defined Benefit Plan, the Motorent Plan (terminated on September 30, 1999) the United Kingdom Plan (in 1999, see Note 3) and the Canadian Defined Benefit Plan are as follows (in thousands):

                                                                                  2000            1999
                                                                               ---------       ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .................................      $ 116,886       $ 125,251
   Benefit obligation assumed from acquisition ..........................                         30,820
   Reduction of benefit obligation due to the disposition of a subsidiary                        (28,620)
   Service cost .........................................................          1,042           1,588
   Interest cost ........................................................          6,124           6,611
   Plan participants' contributions .....................................            295             562
   Amendments ...........................................................            990         (19,395)
   Actuarial gain (loss) ................................................          1,796         (11,735)
   Benefits paid ........................................................         (3,672)        (15,819)
   Foreign currency translation loss ....................................         (1,706)           (997)
                                                                               ---------       ---------
Benefit obligation at end of year .......................................         93,135         116,886
                                                                               ---------       ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ..........................        126,317         101,449
   Fair value of plan assets assumed from acquisitions ..................                         25,682
   Reduction of plan assets due to the disposition of a subsidiary ......        (23,945)
   Actual return on plan assets .........................................          3,215           8,107
   Plan participants' contributions .....................................            295             562
   Employer contributions ...............................................          3,891           7,022
   Benefits paid ........................................................         (3,672)        (15,891)
   Foreign currency translation loss ....................................         (2,657)           (614)
                                                                               ---------       ---------
Fair value of plan assets at end of year ................................        103,444         126,317
                                                                               ---------       ---------
   Funded status ........................................................         10,309           9,431
   Unrecognized net accrual gain (loss) .................................          2,384          (6,003)
   Unrecognized prior service cost ......................................          2,198           1,276
   Unrecognized transition asset ........................................         (2,115)         (2,237)
                                                                               ---------       ---------
Prepaid  benefit cost ...................................................      $  12,776       $   2,467
                                                                               =========       =========

AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION:
Prepaid benefit cost ....................................................      $  15,188       $   7,320
Accrued benefit liability ...............................................         (8,325)         (9,122)
Intangible asset ........................................................          3,577           2,761
Accumulated other comprehensive loss ....................................          2,336           1,508
                                                                               ---------       ---------
Net amount recognized ...................................................      $  12,776       $   2,467
                                                                               =========       =========

      The fair value of plan assets for funded plans with accumulated benefit obligations in excess of plan assets amounted to $6.7 million as of December 31, 2000.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Net pension costs of the non-qualified defined benefit plan for the years ended December 31, 2000, 1999 and 1998, include the following components (in thousands):

                                                             2000          1999          1998
                                                           -------       -------       -------
Service cost-benefits earned during the year ........      $ 1,042       $ 1,588       $ 2,809
Interest cost on projected benefit obligation .......        6,124         6,611         6,922
Return on asset-expected gain on plan assets ........       (8,617)       (8,664)       (7,786)
Recognized actuarial loss ...........................           59            21
Net amortization of prior service cost ..............           69            17            70
Contributions to union plans and other ..............        3,128         2,910         3,894
Amortization of loss ................................           36           127
Amortization of unrecognized net assets at transition         (123)         (122)         (123)
                                                           -------       -------       -------
Net pension cost ....................................      $ 1,718       $ 2,488       $ 5,786
                                                           =======       =======       =======

      At December 31, 2000 and 1999, the measurement of the projected benefit obligation was based upon the following weighted average interest rate assumptions:

                                           2000           1999
                                          -------        ------

Discount rate ...........................  6.99%         6.67%
Compensation increase ...................  4.50%         3.85%
Long-term return on plan assets..........  8.90%         8.45%

      The U.S. plans' assets are invested in corporate bonds, U.S. government securities and common stock mutual funds. The Canadian plan's assets are invested in Canadian stocks, bonds, mutual funds, real estate and money market funds.

Note 19 - Earnings Per Share ("EPS")

      Basic EPS for the years ended December 31, 2000, 1999 and 1998 was calculated using 31,154,448, 31,330,536 and 34,172,249 weighted average shares outstanding, respectively. Diluted EPS for the years ended December 31, 2000, 1999 and 1998 was calculated as follows (in thousands, except share and per share amounts):

                                                                        2000             1999             1998
                                                                    -----------      -----------      -----------
Diluted EPS
Earnings applicable to common stockholders ...................      $   101,770      $    83,475      $    63,521
                                                                    ===========      ===========      ===========
Weighted average common shares outstanding ...................       31,154,448       31,330,536       34,172,249
Plus: Dilutive effect of the assumed exercise of stock options          715,553          655,033          780,308
                                                                    -----------      -----------      -----------
Adjusted weighted average shares outstanding .................       31,870,001       31,985,569       34,952,557
                                                                    ===========      ===========      ===========
Diluted EPS ..................................................      $      3.19      $      2.61      $      1.82
                                                                    ===========      ===========      ===========

Note 20 - Stock Option Plan

      The Company's Board of Directors adopted the 1997 Stock Option Plan and the 2000 Incentive Compensation Plan ("the Stock Option Plans"). The Company's shareholders approved these Stock Option Plans in September 23, 1997 and May 16, 2000, respectively. The maximum shares authorized for issuance under the Stock Option Plans are 9 million.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The exercise price of each option under the Stock Option Plans may not be less than the fair market value of a share of Common Stock on the date the option is granted. Options held by an optionee vest evenly over 5 years (1997 Stock Option Plan) and 3 years (2000 Stock Option Plan). All options held by an optionee will become fully exercisable (to the extent not already exercisable) if a "change of control transaction" (as defined in the Stock Option Plans) occurs (see Notes 1 and 27 - Merger Agreement). Shares of Common Stock acquired upon the exercise of the options may be subject to restrictions on transfer which will be set forth in the agreement evidencing the grant of the option. Unless otherwise determined by the Compensation Committee of the Board of Directors, all options granted under the Stock Option Plans, to the extent not exercised, expire on the earliest of (i) the tenth anniversary of the date of grant, (ii) two years following the optionee's termination of employment on account of death, retirement, disability or (iii) one year following the termination of optionee's employment for any other reason. Grants of options under the Stock Option Plans are subject to an annual per-participant maximum grant of shares of Common Stock.

      Generally, the Board of Directors of the Company may amend or terminate the Stock Option Plans, provided that (i) no such amendment or termination may adversely affect the rights of any participant without the consent of such participant and (ii) to the extent required by any law, regulation or stock exchange rule. No amendment shall be effective without the approval of the Company's stockholders.

      The Company makes no recognition of the options in the financial statements until they are exercised. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

      The following is a summary of stock option activity for the years ended December 31, 2000, 1999 and 1998:

                                                                          Weighted
                                                                          Average
                                                                          Exercise
                                                            Shares         Price
                                                          ----------     ---------
Outstanding at January 1, 1998 .....................       3,875,700       $17.00
   Granted .........................................       1,452,000       $23.47
   Forfeited .......................................        (869,600)      $19.32
                                                          ----------       ------
Outstanding at December 31, 1998 ...................       4,458,100       $18.65
   Granted .........................................       2,799,900       $25.41
   Exercised .......................................        (198,187)      $17.00
   Forfeited .......................................        (126,200)      $19.92
                                                          ----------       ------
Outstanding at December 31, 1999 ...................       6,933,613       $21.41
   Granted .........................................       1,411,502       $24.22
   Exercised .......................................        (336,757)      $18.36
   Forfeited .......................................        (460,482)      $27.01
                                                          ----------       ------
Outstanding at December 31, 2000 ...................       7,547,876       $21.73
                                                          ==========       ======

      At December 31, 2000, options outstanding and options that were exercisable were as follows:

                   Outstanding    Weighted-Average                       Exercisable
   Range of           as of           Remaining                             as of      Weighted-Average
   Exercise        December 31,       Contractual     Weighted-Average   December 31,       Exercise
    Prices            2000              Life          Exercise Price        2000            Price
---------------   -------------   ----------------    ----------------   ------------  -----------------
$14.75 - $18.44      2,769,273           5.1              $17.00           1,910,033        $17.00
$18.44 - $22.13      1,766,158           8.9              $19.58             252,000        $21.37
$22.13 - $25.81        682,200           6.4              $23.96             357,000        $23.96
$25.81 - $29.50      1,698,380           8.0              $27.42             400,580        $27.55
$29.50 - $33.19        631,865           9.6              $30.78                   0        $ 0.00
                     ---------                            ------           ---------        ------
                     7,547,876                            $21.73           2,919,613        $19.68
                     =========                            ======           =========        ======

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Management believes that all the stock options outstanding as of December 31, 2000 will be exercised on March 1, 2001 as provided in the Cendant Merger Agreement, and therefore, the expected remaining option life of outstanding options at December 31, 2000 is estimated to be 3 months (see Notes 1 and 27).

      Pro forma disclosures are provided for the years ended December 31, 2000, 1999 and 1998 as if the Company adopted the cost recognition requirements under SFAS 123. The weighted average fair value of each option granted (estimated on the date of grant using the Black-Scholes option-pricing model) is $10.22, $12.95 and $11.73 for years ended December 31, 2000, 1999 and 1998, respectively, using the following assumptions:

                                                 2000        1999        1998
                                                ------      ------      ------
Expected volatility ........................      17.3%       40.0%       40.0%
Risk-free interest rate ....................       6.3%        6.0%        6.0%
Expected option life in years ..............       0.3         6.5         6.5

      The weighted-average remaining contractual life of the stock options is 7.1, 7.7 and 7.3 years at December 31, 2000, 1999 and 1998, respectively. Had compensation expense been recognized for the years ended December 31, 2000, 1999 and 1998, grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

                                            2000                            1999                          1998
                                 --------------------------      --------------------------      --------------------------
                                     As             Pro              As             Pro             As              Pro
                                  reported         forma          reported         forma         reported          forma
                                 ----------      ----------      ----------      ----------      ----------      ----------
Earnings applicable to common
     stockholders ...........    $  101,770      $   90,988      $   83,475      $   74,563      $   63,521      $   58,656
                                 ==========      ==========      ==========      ==========      ==========      ==========
Basic earnings per share ....    $     3.27      $     2.92      $     2.66      $     2.38      $     1.86      $     1.72
                                 ==========      ==========      ==========      ==========      ==========      ==========
Diluted earnings per share ..    $     3.19      $     2.86      $     2.61      $     2.33      $     1.82      $     1.68
                                 ==========      ==========      ==========      ==========      ==========      ==========

Note 21-Leases, Airport Concession Fees and Commitments

      The Company is committed to make rental payments under noncancelable operating leases relating principally to vehicle rental facilities and equipment. Under certain leases, the Company is obligated to pay certain additional costs, such as property taxes, insurance and maintenance. Airport concession agreements usually require a guaranteed minimum amount plus contingent fees, which are generally based on a percentage of revenue.

      Operating lease payments and net airport concession fees charged to expense for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                       2000             1999             1998
                                    ---------        ---------        ---------

Minimum fees ................       $ 188,123        $ 176,780        $ 147,034
Contingent fees .............          98,628           93,264           89,456
                                    ---------        ---------        ---------
                                      286,751          270,044          236,490
Sublease rentals ............          (6,298)          (5,881)          (4,701)
                                    ---------        ---------        ---------
                                    $ 280,453        $ 264,163        $ 231,789
                                    =========        =========        =========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Future minimum rental commitments under noncancelable operating leases amounted to approximately $745.2 million at December 31, 2000. The minimum rental payments due in each of the next five years ending December 31, and thereafter, are as follows (in thousands):

        2001............................................   $   149,692
        2002............................................       130,531
        2003............................................       102,163
        2004............................................        75,300
        2005............................................        46,866
        Thereafter......................................       240,606

      At December 31, 2000, future minimum rental commitments include $66.1 million due to a subsidiary of Cendant, related to the Company's corporate headquarters and Virginia Beach processing facility.

      In addition to the Company's lease commitments, the Company has outstanding purchase commitments of approximately $1.5 billion at December 31, 2000, which relate principally to vehicle purchases.

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial
Statements

      The Company issued and sold the Senior Subordinated Notes (see Note 11). These securities were subsequently registered on September 24, 1999. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed by certain of its domestic subsidiaries. Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, respectively, of: (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

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

                                                                      Avis Group Holdings, Inc.
                                                          Condensed Consolidating Statement of Operations
                                                               For the Year Ended December 31, 2000
                                                                          (in thousands)
                                              -----------------------------------------------------------------------
                                                                              Non-                       Avis Group
                                                             Guarantor      Guarantor                   Holdings, Inc.
                                                 Parent     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                              -----------  --------------  ------------  ------------  --------------
Revenue ...................................                  $2,465,667     $1,778,017                   $4,243,684
                                                             ----------     ----------                   ----------
Costs and expenses:
Direct operating, net .....................                     842,266        123,560                      965,826
Vehicle depreciation and lease charges, net                     588,857      1,106,336                    1,695,193
Selling, general and administrative .......                     522,250        170,689                      692,939
Interest, net .............................   $   122,708       222,189        232,378                      577,275
Minority interest .........................                                      7,208                        7,208
Non-vehicle depreciation and amortization .                      33,789         13,490                       47,279
Amortization of cost in excess of net
   assets acquired ........................                      38,466          3,620                       42,086
                                              -----------    ----------     ----------                   ----------
                                                  122,708     2,247,817      1,657,281                    4,027,806
                                              -----------    ----------     ----------                   ----------
                                                 (122,708)      217,850        120,736                      215,878

Equity in earnings of subsidiaries ........       197,805        98,230                    $(296,035)
                                              -----------    ----------     ----------     ---------     ----------
Income before provision for income taxes ..        75,097       316,080        120,736      (296,035)       215,878
Income tax (benefit) provision ............       (45,579)      118,275         22,506                       95,202
                                              -----------    ----------     ----------     ---------     ----------
    Net income ............................   $   120,676    $  197,805     $   98,230     $(296,035)    $  120,676
                                              ===========    ==========     ==========     =========     ==========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial Statements continued)

                                                                      Avis Group Holdings, Inc.
                                                          Condensed Consolidating Statement of Operations
                                                               For the Year Ended December 31, 1999
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                              Non-                       Avis Group
                                                              Guarantor     Guarantor                  Holdings, Inc.
                                                 Parent     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                              ----------    ------------  ------------   ------------  ---------------
Revenue ...................................                  $ 2,329,525    $1,003,202                    $3,332,727
                                                             -----------    ----------                    ----------
Costs and expenses:
Direct operating, net .....................                      843,787       113,483                       957,270
Vehicle depreciation and lease charges, net                      604,767       569,742                     1,174,509
Selling, general and administrative .......                      486,295        95,761                       582,056
Interest, net .............................   $    85,797        186,746       109,760                       382,303
Minority interest .........................                                      5,890                         5,890
Non-vehicle depreciation and amortization .                       16,586        18,014                        34,600
Amortization of cost in excess of net
   assets acquired ........................                       26,969         3,213                        30,182
                                              -----------    -----------    ----------                    ----------
                                                   85,797      2,165,150       915,863                     3,166,810
                                              -----------    -----------    ----------                    ----------
                                                  (85,797)       164,375        87,339                       165,917
Equity in earnings of subsidiaries ........       144,878         69,842                   $(214,720)
                                              -----------    -----------    ----------     ---------      ----------
Income before provision for income taxes ..        59,081        234,217        87,339      (214,720)        165,917
Income tax (benefit) provision ............       (33,504)        89,339        17,497                        73,332
                                              -----------    -----------    ----------     ---------      ----------
    Net income ............................   $    92,585    $   144,878    $   69,842     $(214,720)     $   92,585
                                              ===========    ===========    ==========     =========      ==========

                                                                      Avis Group Holdings, Inc.
                                                          Condensed Consolidating Statement of Operations
                                                               For the Year Ended December 31, 1998
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                              Non-                       Avis Group
                                                             Guarantor      Guarantor                  Holdings, Inc.
                                                 Parent     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                              ----------    ------------  ------------   ------------  ---------------
Revenue ...................................                  $2,061,967     $ 235,615                    $2,297,582
                                                             ----------     ---------                    ----------
Costs and expenses:
Direct operating, net .....................                     826,370       101,560                       927,930
Vehicle depreciation and lease charges, net                     531,830        61,234                       593,064
Selling, general and administrative .......                     402,917        33,358                       436,275
Interest, net .............................   $    13,836       174,016         4,228                       192,080
Non-vehicle depreciation and amortization .                      21,848         2,303                        24,151
Amortization of cost in excess of net
   assets acquired ........................                      11,702           152                        11,854
                                              -----------    ----------     ---------                    ----------
                                                   13,836     1,968,683       202,835                     2,185,354
                                              -----------    ----------     ---------                    ----------
                                                  (13,836)       93,284        32,780                       112,228
Equity in earnings of subsidiaries ........        72,514        23,700                    $ (96,214)
                                              -----------    ----------     ---------      ---------     ----------
Income before provision for income taxes ..        58,678       116,984        32,780        (96,214)       112,228
Income tax (benefit) provision ............        (4,843)       44,470         9,080                        48,707
                                              -----------    ----------     ---------      ---------     ----------
    Net income ............................   $    63,521    $   72,514     $  23,700      $ (96,214)    $   63,521
                                              ===========    ==========     =========      =========     ==========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (Continued)

                                                                               Avis Group Holdings, Inc.
                                                                Condensed Consolidating Statement of Financial Position
                                                                                   December 31, 2000
                                                                                    (in thousands)
                                                     ------------------------------------------------------------------------------
                                                                                       Non-                           Avis Group
                                                                     Guarantor       Guarantor                      Holdings, Inc.
                                                       Parent       Subsidiaries   Subsidiaries     Eliminations     Consolidated
                                                     ------------   -------------  --------------  ---------------  ---------------
ASSETS
Cash and cash equivalents .......................     $         73   $    85,563    $    29,634                      $    115,270
Cash held on deposit with financial institution .                                        87,607                            87,607
Restricted cash .................................                                       229,484                           229,484
Accounts receivable, net ........................              156       233,678        758,851                           992,685
Finance lease receivables .......................                                       159,145                           159,145
Prepaid expenses ................................                         49,763         13,545                            63,308
Vehicles, net ...................................                        (51,221)     7,018,055                         6,966,834
Property and equipment, net .....................                        182,014         14,744                           196,758
Investment in consolidated subsidiaries .........        2,276,596     1,019,585                     $ (3,296,181)
Other assets ....................................            1,064        69,252         44,271                           114,587
Investment in PHH/Arval joint venture ...........                        161,420                                          161,420
Cost in excess of net assets
    acquired, net ...............................                      1,323,481          3,255                         1,326,736
                                                      ------------   -----------    -----------      ------------    ------------
Total assets ....................................     $  2,277,889   $ 3,073,535    $ 8,358,591      $ (3,296,181)   $ 10,413,834
                                                      ============   ===========    ===========      ============    ============
LIABILITIES, PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ........     $     10,991   $   601,577    $   270,269                      $    882,837
Due to (from) affiliates ........................          883,464      (953,329)       107,591                            37,726
Current income tax liabilities ..................                         50,541        (33,357)                           17,184
Deferred income tax liabilities, net ............          (96,680)      491,698         64,475                           459,493
Public liability, property damage and other
   insurance liabilities, net ...................                        197,055         53,194                           250,249
Debt ............................................          725,000        19,712      6,777,528                         7,522,240
Minority interest (preferred membership interest)                                        99,305                            99,305
Preferred stock .................................                        389,686                                          389,686
Common stockholders' equity .....................          755,114     2,276,595      1,019,586      $ (3,296,181)        755,114
                                                      ------------   -----------    -----------      ------------    ------------
Total liabilities, preferred stock and
   common stockholders' equity ..................     $  2,277,889   $ 3,073,535    $ 8,358,591      $ (3,296,181)   $ 10,413,834
                                                      ============   ===========    ===========      ============    ============

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (Continued)

                                                                               Avis Group Holdings, Inc.
                                                                Condensed Consolidating Statement of Financial Position
                                                                                   December 31, 1999
                                                                                     (in thousands)
                                                     -------------------------------------------------------------------------------
                                                                                        Non-                           Avis Group
                                                                      Guarantor       Guarantor                      Holdings, Inc.
                                                        Parent       Subsidiaries   Subsidiaries     Eliminations     Consolidated
                                                     --------------  -------------  --------------   --------------  ---------------
ASSETS
Cash and cash equivalents .......................    $         54     $    42,184     $   29,459                      $    71,697
Cash held on deposit with financial institution .                                         93,530                           93,530
Restricted cash .................................                                        253,080                          253,080
Accounts receivable, net ........................              (9)        210,962        904,787                        1,115,740
Finance lease receivables .......................                                        871,034                          871,034
Prepaid expenses ................................                          41,282         23,034                           64,316
Vehicles, net ...................................                         (19,877)     6,521,248                        6,501,371
Property and equipment, net .....................                         161,651         36,176                          197,827
Investment in subsidiaries ......................       2,121,275       1,272,000                    $ (3,393,275)
Other assets ....................................           1,000          78,863         35,410                          115,273
Cost in excess of net assets
    acquired, net ...............................                       1,595,529        198,861                        1,794,390
                                                     ------------     -----------     ----------     ------------     -----------
Total assets ....................................    $  2,122,320     $ 3,382,594     $8,966,619     $ (3,393,275)    $11,078,258
                                                     ============     ===========     ==========     ============     ===========

LIABILITIES, PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ........    $     16,774     $   639,704     $  301,352                      $   957,830
Due to (from)  affiliates .......................         (84,266)       (119,494)       263,156                           59,396
Current income tax liabilities ..................                          17,910            316                           18,226
Deferred income tax liabilities, net ............         (42,982)        144,893         79,345                          181,256
Public liability, property damage and other
   insurance liabilities, net ...................                         206,111         53,645                          259,756
Debt ............................................       1,562,000          10,305      6,897,500                        8,469,805
Minority interest (preferred membership interest)                                         99,305                           99,305
Preferred stock .................................                         371,000                                         371,000
Common stockholders' equity .....................         670,794       2,112,165      1,272,000     $ (3,393,275)        661,684
                                                     ------------     -----------     ----------     ------------     -----------
Total liabilities, preferred stock and
   common stockholders' equity ..................    $  2,122,320     $ 3,382,594     $8,966,619     $ (3,393,275)    $11,078,258
                                                     ============     ===========     ==========     ============     ===========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (Continued)

                                                                                  Avis Group Holdings, Inc.
                                                                       Condensed Consolidating Statement of Cash Flows
                                                                            For the Year Ended December 31, 2000
                                                                                       (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                                          Non-                          Avis Group
                                                                        Guarantor       Guarantor                     Holdings, Inc.
                                                          Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        -----------    ------------    ------------    ------------   --------------
Cash flows from operating activities:
Net income .........................................    $   120,676     $   197,805     $    98,230     $  (296,035)    $   120,676
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities: ......        908,185        (429,941)      1,148,876                       1,627,120
                                                        -----------     -----------     -----------     -----------     -----------
    Net cash provided by (used in) operating
      activities ...................................      1,028,861        (232,136)      1,247,106        (296,035)      1,747,796
                                                        -----------     -----------     -----------     -----------     -----------

Cash flows from investing activities:
Payments for vehicle additions .....................                        (68,749)     (7,417,672)                     (7,486,421)
Vehicle deletions ..................................                       (576,414)      5,584,492                       5,008,078
Increase in finance lease receivables ..............                        (32,882)                                        (32,882)
Payments for additions to property and equipment ...                        (48,651)         (7,926)                        (56,577)
Retirements of property and equipment ..............                          7,796           3,146                          10,942
Proceeds from the sale of 80% of PHH Europe, net of
  cash of $104,765 .................................                        800,960        (105,276)                        695,684
Settlement of PHH Europe intercompany accounts .....                        225,819                                         225,819
Dividend from the PHH/Arval joint venture ..........                         32,426                                          32,426
Payment for purchase of licensee ...................                                            (30)                            (30)
Investment in subsidiaries .........................       (197,805)        (98,230)                        296,035
                                                        -----------     -----------     -----------     -----------     -----------
     Net cash provided by (used in) investing
       activities ..................................       (197,805)        274,957      (1,976,148)        296,035      (1,602,961)
                                                        -----------     -----------     -----------     -----------     -----------

Cash flows from financing activities:
Net increase in (repayment of) debt ................        217,437           9,407         735,726                         962,570
Repayment of acquisition and other debt from the
  proceeds of the sale of 80% of PHH Europe ........     (1,054,437)                                                     (1,054,437)
Payments for debt issuance costs ...................                         (8,849)        (11,963)                        (20,812)
Other ..............................................          5,963                                                           5,963
                                                        -----------     -----------     -----------     -----------     -----------
    Net cash provided by (used in) financing
     activities ....................................       (831,037)            558         723,763                        (106,716)
                                                        -----------     -----------     -----------     -----------     -----------

Effect of exchange rate changes on cash ............                                           (469)                           (469)
                                                        -----------     -----------     -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents             19          43,379          (5,748)                         37,650
Cash and cash equivalents at beginning of year .....             54          42,184         122,989                         165,227
                                                        -----------     -----------     -----------     -----------     -----------
Cash, cash equivalents and cash held on deposit with
  financial institution at end of  year ............             73     $    85,563     $   117,241     $               $   202,877
                                                        ===========     ===========     ===========     ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ...........................................                                                                    $   586,744
                                                                                                                        ===========
Income taxes .......................................                                                                    $    38,009
                                                                                                                        ===========

Assets and liabilities contributed to joint venture:
Assets .............................................                                                                    $ 1,731,489
Liabilities ........................................                                                                      1,035,805
                                                                                                                        -----------
Proceeds from the sale of 80% of PHH Europe, net of
   cash of $104,765 ................................                                                                    $   695,684
                                                                                                                        ===========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (Continued)

                                                                                  Avis Group Holdings, Inc.
                                                                       Condensed Consolidating Statement of Cash Flows
                                                                            For the Year Ended December 31, 1999
                                                                                       (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                                          Non-                          Avis Group
                                                                        Guarantor       Guarantor                     Holdings, Inc.
                                                          Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        -----------    ------------    ------------    ------------   --------------
Cash flows from operating activities:
Net income ...........................................  $    92,585    $   144,878     $    69,842     $  (214,720)    $    92,585
Adjustments to reconcile net income to net cash (used
  in) provided by operating activities: ..............     (151,328)       686,840         469,846                       1,005,358
                                                        -----------    -----------     -----------     -----------     -----------
  Net cash (used in) provided by operating activities       (58,743)       831,718         539,688        (214,720)      1,097,943
                                                        -----------    -----------     -----------     -----------     -----------

Cash flows from investing activities:
Payments for vehicle additions .......................                      87,291      (5,692,785)                     (5,605,494)
Vehicle deletions ....................................                    (465,991)      4,671,212                       4,205,221
Increase in finance lease receivables ................                    (117,407)         94,744                         (22,663)
Payments for additions to property and equipment .....                     (38,798)         (9,442)                        (48,240)
Retirements of property and equipment ................                     (20,478)         14,059                          (6,419)
Investment in subsidiaries ...........................     (144,878)       (69,842)        214,720
Payment for purchase of rental car franchise
  licensees, net of cash acquired ....................                     (44,934)           (258)                        (45,192)
Payment for purchase of PHH Holdings, net of cash
  acquired ...........................................   (1,325,781)                                                    (1,325,781)
Proceeds from sale and leaseback of UK office building                                      32,156                          32,156
                                                        -----------    -----------     -----------     -----------     -----------
   Net cash used in investing activities .............   (1,470,659)      (670,159)       (890,314)        214,720      (2,816,412)
                                                        -----------    -----------     -----------     -----------     -----------

Cash flows from financing activities:
Purchases of treasury stock ..........................      (53,868)                                                       (53,868)
Net increase in (repayment of) debt ..................    1,562,000       (117,759)        368,767                       1,813,008
Payments for debt issuance costs .....................       21,313        (16,453)        (11,403)                         (6,543)
Increase in minority interest (preferred
  membership interest) ...............................                                      99,305                          99,305
Cash dividends .......................................                       5,926          (5,926)
                                                        -----------    -----------     -----------     -----------     -----------
  Net cash provided by (used in) financing
    activities .......................................    1,529,445       (128,286)        450,743                       1,851,902
                                                        -----------    -----------     -----------     -----------     -----------

Effect of exchange rate changes on cash ..............                        (865)          2,908                           2,043
                                                        -----------    -----------     -----------     -----------     -----------

Net increase in cash and cash equivalents and cash
  held on deposit with financial institutions ........           43         32,408         103,025                         135,476
Cash and cash equivalents and cash held on deposit
  with financial institution at beginning of year ....           11          9,776          19,964                          29,751
                                                        -----------    -----------     -----------     -----------     -----------
Cash, cash equivalents and cash held on deposit with
   financial institution at end of year ..............  $        54    $    42,184     $   122,989              $      $   165,227
                                                        ===========    ===========     ===========     ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest .............................................                                                                 $   370,247
                                                                                                                       ===========
Income taxes .........................................                                                                 $    28,877
                                                                                                                       ===========

Businesses acquired:
Fair value of assets acquired, net of cash acquired ..                                                                 $ 6,004,777
Liabilities assumed ..................................                                                                   4,271,804
                                                                                                                       -----------
Net assets acquired ..................................                                                                   1,732,973
Less issuance of Series A and Series C Preferred Stock                                                                     362,000
                                                                                                                       -----------
  Net cash paid for acquisitions .....................                                                                 $ 1,370,973
                                                                                                                       ===========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 - Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (Continued)

                                                                                  Avis Group Holdings, Inc.
                                                                       Condensed Consolidating Statement of Cash Flows
                                                                            For the Year Ended December 31, 1998
                                                                                       (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                                          Non-                          Avis Group
                                                                        Guarantor       Guarantor                     Holdings, Inc.
                                                          Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        -----------    ------------    ------------    ------------   --------------
Cash flows from operating activities:
Net income ..........................................    $    63,521     $    72,514     $    23,700     $   (96,214)   $    63,521
Adjustments to reconcile net income to net cash (used
  in) provided by operating activities: .............       (101,241)        593,335          96,973                        589,067
                                                         -----------     -----------     -----------     -----------    -----------
  Net cash (used in) provided by operating activities        (37,720)        665,849         120,673         (96,214)       652,588
                                                         -----------     -----------     -----------     -----------    -----------

Cash flows from investing activities:
Payments for vehicle additions ......................                         49,363      (4,352,411)                    (4,303,048)
Vehicle deletions ...................................                       (218,228)      3,828,949                      3,610,721
Payments for additions to property and equipment ....                        (39,691)         (3,242)                       (42,933)
Retirements of property and equipment ...............                          4,965             638                          5,603
Investment in subsidiaries ..........................        (72,514)       (131,677)                        204,191
Payment for purchase of licensees ...................                       (227,213)         (9,969)                      (237,182)
                                                         -----------     -----------     -----------     -----------    -----------
   Net cash used in investing activities ............        (72,514)       (562,481)       (536,035)        204,191       (966,839)
                                                         -----------     -----------     -----------     -----------    -----------

Cash flows from financing activities:
Proceeds from pubic offerings net ...................        161,194                                                        161,194
Purchases of treasury stock .........................        (50,960)                                                       (50,960)
Net (decrease) increase in debt .....................                       (116,137)        309,994                        193,857
Payments for debt issuance costs ....................                         (4,654)                                        (4,654)
Capital contribution in Argentina ...................                                          1,000          (1,000)
Investment in AESOP Leasing LP. .....................                                        110,000        (110,000)
Cash dividends ......................................                                         (3,023)          3,023
                                                         -----------     -----------     -----------     -----------    -----------
  Net cash provided by (used in) financing
    activities ......................................        110,234        (120,791)        417,971        (107,977)       299,437
                                                         -----------     -----------     -----------     -----------    -----------

Effect of exchange rate changes on cash .............                                           (334)                          (334)
                                                         -----------     -----------     -----------     -----------    -----------
Net (decrease) increase in cash and cash equivalents                         (17,423)          2,275                        (15,148)
Cash and cash equivalents at beginning of period ....             11          27,199          17,689                         44,899
                                                         -----------     -----------     -----------     -----------    -----------
  Cash and cash equivalents at end of period ........    $        11     $     9,776     $    19,964     $              $    29,751
                                                         ===========     ===========     ===========     ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ............................................                                                                   $   209,977
                                                                                                                        ===========
Income taxes ........................................                                                                   $    13,338
                                                                                                                        ===========
Businesses acquired:
Fair value of assets acquired, net of cash acquired .                                                                   $   244,501
Liabilities assumed .................................                                                                         7,319
                                                                                                                        -----------
  Net cash paid for acquisitions ....................                                                                   $   237,182
                                                                                                                        ===========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 - Segment Information

      The Company is a services and information provider whose mission is to create a business which provides a full array of automotive, transportation and vehicle management solutions. The Company allocates resources, assesses performance and operates in one comprehensive business, the automotive business. For the benefit of the reader, the Company has further defined this business into the following:

Vehicle rental...............  The Company rents vehicles to business and leisure customers

Vehicle leasing and other fee
 based services............    The Company leases vehicles to customers under
                               closed-end and open-end leases. Fee based services include fuel and maintenance cards, accident management and various other vehicle services which enable customers to manage costs effectively and enhance productivity

      Prior to the purchase of VMS on June 30, 1999, the Company operated in four geographic areas: the United States, Australia/New Zealand, Canada and Other Foreign Operations. As a result of the VMS acquisition, the Company added an additional geographic area, the United Kingdom. Revenue is recorded in the country in which rental, vehicle leasing and other fee based services are provided. EBITDA represents net income, plus non-vehicle interest expense (acquisition interest), non-vehicle depreciation and amortization, and income taxes. Corporate represents primarily acquisition related interest, amortization of cost in excess of net assets acquired and amortization of deferred financing fees related to the VMS acquisition. The operations of the automotive segment (by business line) and major geographic areas for the years ended December 31, 2000, 1999 and 1998, are summarized as follows (in thousands):

                                                                 Year Ended December 31, 2000
                                                    -----------------------------------------------------
                                                                    Vehicle
                                                                    Leasing
                                                                   And other
                                                      Vehicle      Fee Based
                                                      Rental        Services     Corporate   Consolidated
                                                    -----------   -----------   -----------   -----------
Revenue .........................................   $ 2,613,476   $ 1,630,208                 $ 4,243,684
                                                    ===========   ===========                 ===========
Interest and minority interest expense, net .....   $   250,554   $   228,057   $   105,872   $   584,483
                                                    ===========   ===========   ===========   ===========
EBITDA ..........................................   $   245,791   $   159,056   $     6,268   $   411,115
                                                    ===========   ===========   ===========   ===========
Non-vehicle depreciation and amortization .......   $    41,538   $    20,429   $    27,398   $    89,365
                                                    ===========   ===========   ===========   ===========
Income (loss) before provision for income taxes .   $   204,253   $   138,627   $  (127,002)  $   215,878
                                                    ===========   ===========   ===========   ===========
Income tax expense ..............................   $    89,139   $    44,168   $   (38,105)  $    95,202
                                                    ===========   ===========   ===========   ===========
Finance lease receivables .......................                 $   159,145                 $   159,145
                                                                  ===========                 ===========
Vehicles, net ...................................   $ 3,761,454   $ 3,205,380                 $ 6,966,834
                                                    ===========   ===========                 ===========
Debt and minority interest (preferred membership
    interest) ...................................   $ 3,822,014   $ 3,074,531   $   725,000   $ 7,621,545
                                                    ===========   ===========   ===========   ===========
Total assets ....................................   $ 5,419,802   $ 5,784,319   $  (790,287)  $10,413,834
                                                    ===========   ===========   ===========   ===========
Capital expenditures for vehicles and property
    and equipment ...............................   $ 5,367,151   $ 2,175,847                 $ 7,542,998
                                                    ===========   ===========                 ===========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 - Segment Information (Continued)

                                                                        Years Ended December 31,
                                                    -------------------------------------------------------------------
                                                                            1999                               1998
                                                    -----------------------------------------------------  ------------
                                                                    Vehicle
                                                                    Leasing
                                                                   And other
                                                      Vehicle      Fee Based                                  Vehicle
                                                       Rental      Services      Corporate   Consolidated      Rental
                                                    -----------   -----------   -----------  ------------   -----------
Revenue .........................................   $ 2,500,746   $   831,981                 $ 3,332,727   $ 2,297,582
                                                    ===========   ===========                 ===========   ===========
Interest and minority interest expense, net .....   $   210,579   $   105,653   $    71,961   $   388,193   $   192,080
                                                    ===========   ===========   ===========   ===========   ===========
EBITDA ..........................................   $   201,648   $    99,961   $     1,051   $   302,660   $   148,233
                                                    ===========   ===========   ===========   ===========   ===========
Non-vehicle depreciation and amortization .......   $    39,190   $    11,141   $    14,451   $    64,782   $    36,005
                                                    ===========   ===========   ===========   ===========   ===========
Income (loss) before provision for income taxes .   $   162,458   $    88,820   $   (85,361)  $   165,917   $   112,228
                                                    ===========   ===========   ===========   ===========   ===========
Income tax expense ..............................   $    50,536   $    22,367   $       429   $    73,332   $    48,707
                                                    ===========   ===========   ===========   ===========   ===========
Finance lease receivables .......................                 $   871,034                 $   871,034
                                                                  ===========                 ===========
Vehicles, net ...................................   $ 3,367,362   $ 3,134,009                 $ 6,501,371   $ 3,164,816
                                                    ===========   ===========                 ===========   ===========
Debt and minority interest (preferred membership
    interest) ...................................   $ 3,393,422   $ 3,613,688   $ 1,562,000   $ 8,569,110   $ 3,014,712
                                                    ===========   ===========   ===========   ===========   ===========
Total assets ....................................   $ 4,885,928   $ 6,107,019   $    85,311   $11,078,258   $ 4,497,062
                                                    ===========   ===========   ===========   ===========   ===========
Capital expenditures for vehicles and property
    and equipment ...............................   $ 4,814,597   $   839,137                 $ 5,653,734   $ 4,345,981
                                                    ===========   ===========                 ===========   ===========

Geographic Areas                                                             Year Ended December 31, 2000
                                                 ----------------------------------------------------------------------------------
                                                                              Australia/                   Other
                                                   United        United          New                      Foreign
                                                   States        Kingdom       Zealand       Canada      Operations    Consolidated
                                                 -----------   -----------   -----------   -----------   -----------   ------------
Revenue ......................................   $ 3,768,767   $   154,714   $   118,215   $   164,987   $    37,001   $ 4,243,684
                                                 ===========   ===========   ===========   ===========   ===========   ===========
Interest and minority interest expense, net ..   $   533,114   $    34,199   $       587   $    12,795   $     3,788   $   584,483
                                                 ===========   ===========   ===========   ===========   ===========   ===========
EBITDA .......................................   $   313,303   $    42,177   $    24,043   $    26,570   $     5,022   $   411,115
                                                 ===========   ===========   ===========   ===========   ===========   ===========
Non-vehicle depreciation and amortization ....   $    74,559   $    11,367   $     1,100   $     1,640   $       699   $    89,365
                                                 ===========   ===========   ===========   ===========   ===========   ===========
Income  before provision for income taxes ....   $   132,946   $    30,810   $    22,869   $    24,930   $     4,323   $   215,878
                                                 ===========   ===========   ===========   ===========   ===========   ===========
Income tax expense ...........................   $    78,245   $     2,718   $     5,127   $     8,201   $       911   $    95,202
                                                 ===========   ===========   ===========   ===========   ===========   ===========
Finance lease receivables ....................   $   137,644                               $    21,501                 $   159,145
                                                 ===========                               ===========                 ===========
Vehicles, net ................................   $ 6,619,239                 $    79,433   $   230,048   $    38,114   $ 6,966,834
                                                 ===========                 ===========   ===========   ===========   ===========
Debt and minority interest (preferred
    membership interest) .....................   $ 7,392,561                 $    39,171   $   175,191   $    14,622   $ 7,621,545
                                                 ===========                 ===========   ===========   ===========   ===========
Total assets .................................   $ 9,761,133   $   161,420   $   125,965   $   332,837   $    32,479   $10,413,834
                                                 ===========   ===========   ===========   ===========   ===========   ===========
Capital expenditures for vehicles and property
    and equipment ............................   $ 6,249,573   $   351,621   $    97,371   $   793,786   $    50,647   $ 7,542,998
                                                 ===========   ===========   ===========   ===========   ===========   ===========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 - Segment Information (Continued)

Geographic Areas                                                          Year Ended December 31, 1999
                                                  -------------------------------------------------------------------------
                                                                            Australia/              Other
                                                    United      United         New                 Foreign
                                                    States     Kingdom       Zealand    Canada    Operations   Consolidated
                                                  ----------  ----------    ---------  --------   ----------   ------------
Revenue ........................................  $2,910,712  $  130,298    $ 124,263  $127,619    $ 39,835     $ 3,332,727
                                                  ==========  ==========    =========  ========    ========     ===========
Interest and minority interest expense, net ....  $  348,210  $   27,343    $     655  $  8,778    $  3,207     $   388,193
                                                  ==========  ==========    =========  ========    ========     ===========
EBITDA .........................................  $  219,333  $   46,927    $  25,450  $ 18,670    $ (7,720)    $   302,660
                                                  ==========  ==========    =========  ========    ========     ===========
Non-vehicle depreciation and amortization ......  $   43,465  $   17,805    $   1,303  $  1,528    $    681     $    64,782
                                                  ==========  ==========    =========  ========    ========     ===========
Income (loss)  before provision for income taxes  $  104,170  $   29,122    $  24,147  $ 17,142    $ (8,664)    $   165,917
                                                  ==========  ==========    =========  ========    ========     ===========
Income tax expense .............................  $   57,224  $    4,259    $   5,652  $  4,939    $  1,258     $    73,332
                                                  ==========  ==========    =========  ========    ========     ===========
Finance lease receivables ......................  $  129,188  $  725,740               $ 16,106                 $   871,034
                                                  ==========  ==========               ========                 ===========
Vehicles, net ..................................  $5,937,503  $  168,476    $  75,238  $224,704    $ 95,450     $ 6,501,371
                                                  ==========  ==========    =========  ========    ========     ===========
Debt and minority interest (preferred
    membership interest) .......................  $7,545,835  $  850,443    $   5,433  $148,022    $ 19,377     $ 8,569,110
                                                  ==========  ==========    =========  ========    ========     ===========
Total assets ...................................  $9,159,879  $1,416,598    $ 107,341  $317,298    $ 77,142     $11,078,258
                                                  ==========  ==========    =========  ========    ========     ===========
Capital expenditures for vehicles and property
    and equipment ..............................  $5,040,195  $   42,668    $  88,429  $436,065    $ 46,377     $ 5,653,734
                                                  ==========  ==========    =========  ========    ========     ===========

Geographic Areas                                                       Year Ended December 31, 1998
                                                    --------------------------------------------------------------------
                                                                  Australia/                    Other
                                                      United         New                       Foreign
                                                      States       Zealand       Canada       Operations    Consolidated
                                                    ----------    ----------    ----------    ----------    ------------
Revenue ........................................    $2,061,967    $  115,790    $   92,402    $   27,423     $2,297,582
                                                    ==========    ==========    ==========    ==========     ==========
Interest expense, net ..........................    $  184,869    $      633    $    5,587    $      991     $  192,080
                                                    ==========    ==========    ==========    ==========     ==========
EBITDA .........................................    $  121,803    $   20,118    $    5,984    $      328     $  148,233
                                                    ==========    ==========    ==========    ==========     ==========
Non-vehicle depreciation and amortization ......    $   33,186    $    1,210    $      909    $      700     $   36,005
                                                    ==========    ==========    ==========    ==========     ==========
Income (loss)  before provision for income taxes    $   88,617    $   18,908    $    5,075    $     (372)    $  112,228
                                                    ==========    ==========    ==========    ==========     ==========
Income tax expense .............................    $   38,395    $    5,925    $    3,641    $      746     $   48,707
                                                    ==========    ==========    ==========    ==========     ==========
Vehicles, net ..................................    $2,942,760    $   72,609    $  118,078    $   31,369     $3,164,816
                                                    ==========    ==========    ==========    ==========     ==========
Debt ...........................................    $2,930,154    $   15,881    $   56,977    $   11,700     $3,014,712
                                                    ==========    ==========    ==========    ==========     ==========
Total assets ...................................    $4,192,961    $   98,361    $  148,230    $   57,510     $4,497,062
                                                    ==========    ==========    ==========    ==========     ==========
Capital expenditures for vehicles and property
    and equipment ..............................    $3,988,072    $   87,310    $  244,891    $   25,708     $4,345,981
                                                    ==========    ==========    ==========    ==========     ==========

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24-Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (in thousands except share and per share amounts):

                                                                  Quarters Ended
                                              ---------------------------------------------------------
                                               March 31,      June 30,     September 30,   December 31,
                                                  2000          2000           2000           2000
                                              -----------    -----------    -----------    -----------
Revenue ..................................    $ 1,013,033    $ 1,096,468    $ 1,130,275    $ 1,003,908
Costs and expenses .......................        977,422      1,028,410      1,045,367        976,607
                                              -----------    -----------    -----------    -----------
Income before provision for income taxes .         35,611         68,058         84,908         27,301
Provision for income taxes ...............         16,025         30,626         36,511         12,040
                                              -----------    -----------    -----------    -----------
Net income ...............................         19,586         37,432         48,397         15,261
                                              -----------    -----------    -----------    -----------
Preferred dividends ......................          4,668          4,667          4,785    $     4,786
                                              -----------    -----------    -----------    -----------
Earnings applicable to common stockholders    $    14,918    $    32,765    $    43,612    $    10,475
                                              ===========    ===========    ===========    ===========
Earnings per share:
Basic ....................................    $      0.48    $      1.05    $      1.40    $       .34
                                              ===========    ===========    ===========    ===========
Diluted ..................................    $      0.48    $      1.05    $      1.36    $       .32
                                              ===========    ===========    ===========    ===========
Shares of common stock used in computing
  earnings per share:
Basic ....................................     31,131,712     31,131,712     31,138,079     31,216,290
                                              ===========    ===========    ===========    ===========
Diluted ..................................     31,341,244     31,336,088     32,150,494     32,652,178
                                              ===========    ===========    ===========    ===========

                                                                 Quarters Ended
                                              ---------------------------------------------------------
                                               March 31,       June 30,    September 30,   December 31,
                                                  1999          1999           1999           1999
                                              -----------    -----------    -----------    -----------
Revenue ..................................    $   566,917    $   637,457    $ 1,122,818    $ 1,005,535
Costs and expenses .......................        540,087        589,913      1,051,044        985,766
                                              -----------    -----------    -----------    -----------
Income before provision for income taxes .         26,830         47,544         71,774         19,769
Provision for income taxes ...............         11,644         20,262         32,399          9,027
                                              -----------    -----------    -----------    -----------
Net income ...............................         15,186         27,282         39,375         10,742
Preferred dividends ......................                                        4,555          4,555
                                              -----------    -----------    -----------    -----------
Earnings applicable to common stockholders    $    15,186    $    27,282    $    34,820    $     6,187
                                              ===========    ===========    ===========    ===========
Earnings per share:
Basic ....................................    $       .48    $       .87    $      1.12    $       .20
                                              ===========    ===========    ===========    ===========
Diluted ..................................    $       .47    $       .85    $      1.10    $       .20
                                              ===========    ===========    ===========    ===========
Shares of common stock used in computing
  earnings per share:
Basic ....................................     31,873,031     31,188,977     31,129,164     31,130,973
                                              ===========    ===========    ===========    ===========
Diluted ..................................     32,517,570     32,237,810     31,760,213     31,426,681
                                              ===========    ===========    ===========    ===========

Note 25 - Related Party Transactions

      The Company and Avis Europe, plc cooperate jointly in marketing and promotional activities, the exchange of reservations, the honoring of charge cards and vouchers, and the transfer of the related billings. One member of the Company's board of directors is an executive officer of Cendant and also serves on the board of Avis Europe Limited, the parent company of Avis Europe, plc.

                            AVIS GROUP HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company is affiliated with Cendant, which at December 31, 2000, owned approximately 18% of the common stockholders' equity of the Company, excluding potential conversion of Preferred Stock (see Notes 6, 15, 16 and 17). For the years ended December 31, 2000, 1999 and 1998, the Company earned vehicle rental revenue of approximately $61.3 million $63.6 million and $62.1million, respectively, from Cendant and its subsidiary companies, of which approximately $1.6 million and $1.1 million was outstanding and is included in accounts receivable on the accompanying Consolidated Statements of Financial Position at December 31, 2000 and 1999, respectively. The Company purchased approximately $114.3 million, $106.4 million and $90.4 million in 2000, 1999, and 1998, respectively, of goods and services from these affiliated companies.

Note 26 - Litigation

      From time to time, the Company is subject to routine litigation incidental to its business. The Company maintains insurance policies that cover most of the actions brought against the Company. The Company is not currently involved in any legal proceeding which it believes would have a material adverse effect upon its financial position or results of operations.

Note 27 - Subsequent Events

Cendant Merger Agreement

      The Cendant Merger Agreement was approved on February 28, 2001, by a majority of Avis Group Holding's, Inc. shareholders who are unaffiliated with Cendant. The merger has received customary regulatory approvals and closed on March 1, 2001. Costs associated with the acquisition of the Company will be paid by the acquiror.

Issuance of Asset Backed Notes

      Under its domestic integrated fleet financing program (see Note 11), the Company issued $750 million of Series 2001-1 Floating Rate Rental Car Asset Backed Notes on March 2, 2001 (the "Notes"). The interest rate on the notes will be at LIBOR plus 20 basis points with principal repayments due from November 2003 through April 2004. The proceeds of the notes will be used to retire existing debt.

                                                            Exhibit No. 14(A)(2)

                            AVIS GROUP HOLDINGS, INC.
                          FINANCIAL STATEMENT SCHEDULE
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                Balance at       Additions
                                               Beginning of   Charged to Costs                  Balance at
                                                  Period        And Expenses      Deductions   End of Period
                                               ------------   ----------------  -------------   ----------
Year ended December 31, 2000:
Allowance for doubtful accounts-accounts
   receivable ..........................         $  7,669         $ 16,258         $ 13,766      $ 10,161
Accumulated amortization-goodwill ......         $ 49,922         $ 42,086         $  6,362      $ 85,646
Public liability and property damage
   and other insurance liabilities .....         $259,706         $ 72,934         $ 82,391      $250,249

Year ended December 31, 1999:
Allowance for doubtful accounts-accounts
   receivable ..........................         $  3,350         $  6,137         $  1,818      $  7,669
Accumulated amortization-goodwill ......         $ 19,740         $ 30,182                       $ 49,922
Public liability and property damage
   and other insurance liabilities .....         $261,209         $ 72,853         $ 74,306      $259,756

Year ended December 31, 1998:
Allowance for doubtful accounts-accounts
   receivable ..........................         $  2,286         $  2,961         $  1,897      $  3,350
Accumulated amortization-goodwill ......         $  7,886         $ 11,854                       $ 19,740
Public liability and property damage
   and other insurance liabilities .....         $248,029         $ 93,038         $ 79,858      $261,209

Item No. 14(A)(3)

                                 EXHIBIT INDEX

Exhibit                              Description
-------  ----------------------------------------------------------------------
1.0      Underwriting Agreements
1.01 Purchase Agreement, dated as of June 25, 1999, among Avis Rent A Car, Inc. (the "Company"), the Subsidiary Guarantors (as defined therein) and Chase Securities Inc. and Lehman Brothers Inc. (the "Initial Purchasers"). (7)
2.0      Plan of Acquisition
2.01 Agreement and Plan of Merger and Reorganization by and among PHH Corporation, PHH Holdings Corporation, the Company and Avis Fleet Leasing and Management Corporation, dated as of May 22, 1999. (7)
2.02 Agreement and Plan of Merger dated November 11, 2000 by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp., and Avis Group Holdings, Inc. (9)
3.       Certificate Of Incorporation And By-Laws.
3.01     Certificate of Incorporation of Avis Rent A Car, Inc. (3)
3.01(a) Certificate of Ownership and Merger; merging Avis Group Holdings, Inc., into Avis Rent A Car, Inc., (8)
3.02(a) Certificate of Incorporation of Avis Rent A Car System, Inc. (7) 3.02(b) Restated Certificate of Incorporation of Avis Rent A Car System, Inc.
         (7)
3.02(c) Corrected Restated Certificate of Incorporation of Avis Rent A Car System, Inc. (7)
3.02(d) Certificate of Ownership and Merger merging The First Gray Line Corporation into Avis Rent A Car System, Inc. (7)
3.03(a)  Certificate of Incorporation of Avis International, Ltd. (7)
3.03(b) Certificate of Change of Location of Registered Office and Registered Agent of Avis International, Ltd. (7)
3.03(c) Certificate of Change of Registered Agent and Registered Office of Avis International, Ltd. (7)
3.04(a) Certificate of Incorporation of Avis Management Services, Ltd. (7) 3.04(b) Certificate of Change of Location of Registered Office and Registered
         Agent of Avis Management Services, Ltd. (7)
3.04(c) Certificate of Change of Registered Agent and Registered Office of Avis Management Services, Ltd. (7)
3.05     Certificate of Incorporation of Avis Caribbean, Limited. (7)
3.06 Certificate of Incorporation of Avis Asia and Pacific, Limited. (7) 3.07(a) Certificate of Incorporation of Avis Enterprises, Inc. (7)
3.07(b) Certificate of Amendment of Certificate of Incorporation of Avis Enterprises, Inc. (7)
3.07(c) Certificate of Amendment of Certificate of Incorporation of Avis Enterprises, Inc. (7)
3.08     Certificate of Incorporation of Avis Service, Inc. (7)
3.09     Certificate of Incorporation of Avis Lube, Inc.(7)
3.10     Certificate of Incorporation of Avis Leasing Corporation. (7)
3.11(a) Certificate of Incorporation of Rent-A-Car Company, Incorporated. (7) 3.11(b) Articles of Reduction of Rent-A-Car Company, Incorporated. (7)
3.11(c) Articles of Amendment to Articles of Incorporation of Rent-A-Car Company, Incorporated. (7)
3.11(d) Articles of Amendment to Articles of Incorporation of Rent-A-Car Company, Incorporated. (7)
3.11(e) Articles of Amendment to the Articles of Incorporation of Rent-A-Car Company, Incorporated. (7)
3.11(f)  Articles of Amendment of Rent-A-Car Company, Incorporated. (7)
3.12(a) Certificate of Incorporation of Reserve Claims Management Co. (7) 3.12(b) Certificate of Change of Registered Agent and Registered Office of
         Reserve Claims Management Co. f/k/a Avis Leasing International, Ltd.
         (7)
3.12(c) Restated Certificate of Incorporation of Avis Leasing International, Ltd. (7)
3.13(a) Certificate of Incorporation of Avis Fleet Leasing and Management Corporation. (7)
3.13(b) Articles of Correction of Avis Fleet Leasing and Management Corporation. (7)
3.13(c) Certificate of Designation of Powers, Preferences and Special Rights of Series A Cumulative Participating Redeemable Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Avis Fleet Leasing and Management Corporation. (6)

Item No. 14(A)(3)

                                 EXHIBIT INDEX

Exhibit                              Description
-------  ----------------------------------------------------------------------
3.13(d) Certificate of Designation of Powers, Preferences and Special Rights of Series B Cumulative PIK Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Avis Fleet Leasing and Management Corporation. (5)
3.13(e) Certificate of Designation of Powers, Preferences and Special Rights of Series C Cumulative Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Avis Fleet Leasing and Management Corporation. (5)
3.14(a)  Certificate of Incorporation of Dealers Holding, Inc. (7)
3.14(b)  Notice of Change of Resident Agent of Dealers Holding, Inc. (7)
3.14(c)  Notice of Change of Resident Agent of Dealers Holding, Inc. (7)
3.14(d) Change of Address of Resident Agent of Dealers Holding, Inc. (7) 3.14(e) Certified Copy of Resolution of Board of Directors for Designation or
         Change of Resident Agent and/or Principal Office of Dealers Holdings, Inc. (7)
3.15(a)  Articles of Incorporation of Williamsburg Motors, Inc. (7)
3.15(b) Notice of Change of Resident Agent of Williamsburg Motors, Inc. (7) 3.15(c) Change of Resident Agent of Williamsburg Motors, Inc. (7)
3.15(d) Change of Address of Resident Agent of Williamsburg Motors, Inc. (7) 3.15(e) Certified Copy of Resolution of Board of Directors for Designation or
         Change of Resident Agent and/or Principal Office. (7)
3.15(f) Articles of Amendment of Articles of Incorporation of Williamsburg Motors, Inc. (7)
3.16(a)  Articles of Incorporation of Edenton Motors, Inc. (7)
3.16(b)  Notice of Change of Resident Agent of Edenton Motors, Inc. (7)
3.16(c)  Articles of Amendment of Edenton Motors, Inc. (7)
3.16(d)  Articles of Amendment of Edenton Motors, Inc. (7)
3.16(e)  Change of Resident Agent of Edenton Motors, Inc. (7)
3.16(f)  Change of Address of Resident Agent of Edenton Motors, Inc. (7)
3.16(g) Certified Copy of Resolution of Board of Directors for Designation or Change of Resident Agent and/or Principal Office of Edenton Motors, Inc. (7)
3.17     Certificate of Incorporation of PHH Canadian Holdings, Inc. (7)
3.18(a)  Articles of Incorporation of PHH Deutschland, Inc. (7)
3.18(b)  Articles of Amendment of PHH Deutschland, Inc. (7)
3.18(c)  Articles of Amendment of PHH Deutschland, Inc. (7)
3.18(d)  Articles of Amendment of PHH Deutschland, Inc. (7)
3.18(e)  Change of Resident Agent of PHH Deutschland, Inc. (7)
3.18(f)  Articles of Amendment of PHH Deutschland, Inc. (7)
3.18(g)  Articles of Amendment of PHH Deutschland, Inc. (7)
3.18(h) Certified Copy of Resolution of Board of Directors for Designation or Change of Resident Agent and/or Principal Office of PHH Deutschland, Inc. (7)
3.18(i) Change of Address of Resident Agent of PHH Deutschland, Inc. (7) 3.19(a) Certificate of Incorporation of FAH Company, Inc. (7)
3.19(b) Certificate of Amendment to Certificate of Incorporation of FAH Company, Inc. (7)
3.19(c) Certificate of Amendment to Certificate of Incorporation of FAH Company, Inc. (7)
3.19(d) Certificate of Amendment to Certificate of Incorporation of FAH Company, Inc. (7)
3.20 Limited Liability Company Agreement of PHH Vehicle Management Services LLC. (7)
3.21     Limited Liability Company Agreement of Wright Express LLC. (7)
3.22     Operating Agreement of PHH/Paymentech LLC. (7)
3.50     By-Laws of Avis Rent A Car, Inc. (3)
3.51     By-Laws of Avis Rent A Car System, Inc. (7)
3.52     By-Laws of Avis International, Ltd. (7)

Item No. 14(A)(3)

                                 EXHIBIT INDEX

Exhibit                              Description
-------  ----------------------------------------------------------------------

3.53     By-Laws of Avis Management Services, Ltd. (7)
3.54     By-Laws of Avis Caribbean, Limited. (7)
3.55     By-Laws of Avis Asia and Pacific, Limited. (7)
3.56     By-Laws of Avis Enterprises, Inc. (7)
3.57     By-Laws of Avis Service, Inc. (7)
3.58     By-Laws of Avis Lube, Inc. (7)
3.59     By-Laws of Avis Leasing Corporation. (7)
3.60     By-Laws of Rent-A-Car Company, Incorporated. (7)
3.61     By-Laws of Reserve Claims Management Co. (7)
3.62     By-Laws of Avis Fleet Leasing and Management Corporation. (7)
3.63     By-Laws of Dealers Holdings, Inc. (7)
3.64     By-Laws of Williamsburg Motors, Inc (7).
3.65     By-Laws of Edenton Motors, Inc. (7)
3.66     By-Laws of PHH Canadian Holdings, Inc. (7)
3.67     By-Laws of PHH Deutschland, Inc. (7)
3.68     By-Laws of FAH Company, Inc.
3.70 Amendment to Avis Group Holdings, Inc. certificate of incorporation to reclassify its Common Stock as A Common Stock (10)
4.0 Instrument defining the rights of Security Holders, including indentures.
4.02     Form of Certificate of Common Stock (2)
4.03 Series 1997-1 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and the Avis ABS Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Avis ABS Trustee. (2)
4.04 Series 1997-1 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and the Avis ABS Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Avis ABS Trustee. (2)
4.05 Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C. as lender. (2)
4.06 Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding I L.L.C., as lender. (2)
4.07 Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (2)
4.08 Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator and Avis Rent A Car, Inc., as guarantor. (2)
4.09 Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (2)
4.10 Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (2)
4.11 Credit Agreement, dated as of July 30, 1997, among Avis Rent A Car, Inc., Avis Rent A Car System, Inc., The Chase Manhattan Bank, as administrative agent, Lehman Commercial Paper, Inc., as syndication agent and the other lenders party thereto (the "Credit Agreement"). (2)
4.12 Guarantee, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement. (2)
4.13 Security Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement. (2)

Item No. 14(A)(3)

                                 EXHIBIT INDEX

Exhibit                              Description
-------  ----------------------------------------------------------------------

4.14 Pledge Agreement, dated as of July 30, 1997, in favor of The Chase Manhattan Bank, as administrative agent for the lenders from time to time parties to the Credit Agreement. (2)
4.15 Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding I L.L.C. as issuer and the Avis ABS Trustee. (4)
4.16 Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding I L.L.C., as lender. (4)
4.17 Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (4)
4.18 Amendment No. 1, dated as of July 31, 1998, to Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car Systems, Inc., as Lessee individually and as Administrator, and Avis Rent A Car, Inc., as guarantor. (4)
4.19 Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C. (4)
4.20 Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (4)
4.21 Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding I L.L.C., as issuer and the Avis ABS Trustee. (4)
4.22 Series 1998-1 Supplement, dated as of February 26, 1998 between AESOP Funding II L.L.C., as issuer, and the Avis ABS Trustee, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Avis ABS Trustee. (4)
4.30 Indenture, dated as of June 30, 1999, among the Company, the Subsidiary Guarantors and the Bank of New York (the "Notes Trustee"). (7)
4.31 Exchange and Registration Rights Agreement, dated as of June 30, 1999, among the Company, the Subsidiary Guarantors, the Initial Purchasers and the Notes Trustee. (7)
4.32 Credit Agreement, dated as of June 30, 1999, among the Company, as borrower, the financial institutions party thereto, the Chase Manhattan Bank (the "Administrative Agent"), and Lehman Commercial Paper Inc. (7)
4.33 Guarantee and Collateral Agreement, dated as of June 30, 1999, among the Company, the Subsidiary Guarantors and the Administrative Agent.
         (7)
4.40 Origination Trust Agreement, dated as of June 30, 1999 (the "Origination Trust Agreement"), among Raven Funding LLC (the "SPV"), PHH Vehicle Management Services LLC ("VMS LLC") and Wilmington Trust Company (the "VMS ABS Trustee"). (7)
4.41 Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999 (the "1999-1A SUBI Supplement"), among the SPV, VMS LLC and the VMS ABS Trustee. (7)
4.42 Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999 (the "1999-1B SUBI Supplement"), among the SPV, VMS LLC and the VMS ABS Trustee. (7)
4.43 Servicing Agreement, dated as of June 30, 1999 (the "Servicing Agreement"), between D.L. Peterson Trust (the "Origination Trust") and VM LLC. (7)
4.44 Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999 (the "Sold SUBI Servicing Supplement"), among the Origination Trust, the VMS ABS Trustee and VMS LLC.
4.45 Asset Sale Agreement, dated as of June 30, 1999, between VMS LLC and the SPV. (7)
4.46 Receivables Purchase Agreement, dated as of June 30, 1999, by and between VMS LLC and the SPV. (7)
4.47 Contribution Agreement, dated as of June 30, 1999 between the SPV and the VMS ABS Trustee as trustee for the Organization Trust and by VMS LLC for the Origination Trust. (7)
4.48 Transfer Agreement, dated as of June 30, 1999, between the SPV and Greyhound Funding LLC ("Greyhound"), together with the Origination Trust, VM LLC and the SPV. (7)
4.49 Base Indenture, dated as of June 30, 1999, between Greyhound and The Chase Manhattan Bank (the "VMS ABS Indenture Trustee"). (7)

Item No. 14(A)(3)

                                 EXHIBIT INDEX

Exhibit                              Description
-------  ----------------------------------------------------------------------

4.50 Series 1999-1 Supplement, dated as of June 30, 1999, among Greyhound, VMS LLC, Park Avenue Receivables Corporation and the VMS ABS Indenture Trustee. (7)
4.51 Custodian Agreement dated as of June 30, 1999, among the Origination Trust, Wilmington Trust Company as Trustee, VMS LLC, as Servicer and All First Financial Center, as Custodian. (7)
4.52 Lockbox Services Agreement, dated as of June 30, 1999 among the Origination Trust, VMS LLC, in its capacity as servicer of the Trust, and Bank of America National Trust and Savings Association. (7)
4.53 Preferred Membership Interest Purchase Agreement, dated as of June 0, 1999, among Greyhound Funding LLC, Park Avenue Receivables Corporation, The Chase Manhattan Bank, individually as the APA Bank and as Funding Agent, PHH Vehicle Management Services LLC, as Administrator. (7)
4.54 Administration Agreement, dated as of June 30, 1999, among Greyhound Funding LLC, Raven Funding LLC, The Chase Manhattan Bank, as Indenture Trustee, PHH Vehicle Management Services LLC, as Administrator. (7)
10.      Material Contracts.
10.01    Form of Registration Rights Agreement (2)
10.02 Separation Agreement, dated as of July 30, 1997, between Cendant Car Rental, Inc. and Avis Rent A Car, Inc. (2)
10.03 Master License Agreement, dated as of July 30, 1997, among Cendant Car Rental, Inc., Avis Rent A Car System, Inc. and Wizard Co., Inc. (2)
10.04 Computer Services Agreement, dated as of July 30, 1997, between Avis Rent A Car System, Inc. and WizCom International, Ltd. (2)
10.05 Reservation Services Agreement, dated as of July 30, 1997, between Cendant Incorporated and Avis Rent A Car System, Inc. (2)
10.06 Form of Tax Disaffiliation Agreement among Cendant Incorporated, Cendant Car Rental, Inc. and Avis Rent A Car, Inc. (2)
10.07 Form of Lease Agreement by and between WizCom International, Ltd., as lessor, and Avis Rent A Car System, Inc., as lessee (Virginia Beach, Virginia). (2)
10.08 Form of Sublease Agreement by and between WizCom International, Ltd., as sublessor, and Avis Rent A Car System, Inc., as sublessee (Tulsa, Oklahoma). (2)
10.09 Form of Sublease Agreement by and between WizCom International, Ltd., as sublessor, and Avis Rent A Car System, Inc., as sublessee (Garden City, New York). (2)
10.10 Wizard Note Assignment, Assumption and Release Agreement, dated as of July 30, 1997, by and between Wizard Co., Inc., Avis Rent A Car System, Inc. and Reserve Claims Management Co. (2)
10.11 Termination Services Agreement, dated as of July 30, 1997, among Harris Trust and Savings Bank, AESOP Funding II L.L.C., Avis Rent A Car System, Inc., and WizCom International, Ltd. (2)
10.13 Call Transfer Agreement, dated March 4, 1997, between HFS Incorporated and Avis Rent A Car System, Inc. (2)
10.15 Retention Agreement, dated as of January 1, 1999, between Avis Rent A Car System, Inc. and F. Robert Salerno. (4)
10.16 Retention Agreement, dated as of January 1, 1999, between Avis Rent A Car System, Inc. and Kevin M. Sheehan. (4)
10.17    Avis Rent A Car, Inc. 1997 Stock Option Plan. (2)
10.18    Avis Rent A Car System, Inc. Nonqualified Deferred Compensation Plan.
         (4)
10.20 Information Technology Services Agreement, dated as of June 29, 1999, between PHH Vehicle Management Services, LLC and Cendant Corporation.
         (7)
10.21 Corporate Services Transition Agreement, dated as of June 30, 1999 between Cendant Operations, Inc. and Avis Fleet Leasing and Management Corporation. (7)
10.22 Corporate Services Transition Agreement, dated as of June 30, 1999 between PHH Corporation and Avis Fleet Leasing and Management Corporation. (7)
10.23 VMS Acquisition Registration Rights Agreement, dated as of June 30, 1999, among Avis Rent A Car, Inc., Avis Fleet Leasing and Management Corporation, PHH Corporation and PHH Holdings Corporation. (7)
10.24 Non-Competition Agreement, dated as of June 30, 1999, among Avis Rent Car, Inc., Avis Fleet Leasing and Management Corporation, PHH Corporation and PHH Holdings Corporation. (7)

Item No. 14(A)(3)

                                 EXHIBIT INDEX

Exhibit                              Description
-------  ----------------------------------------------------------------------

10.25 Stockholders' Agreement, dated as of June 30, 1999, among Avis Rent A Car, Inc., Avis Fleet Leasing and Management Corporation, and PHH Corporation. (7)
10.26 Trademark License Agreement, dated as of June 30, 1999, between Avis Fleet Leasing and Management Corporation and PHH Holdings Corporation.
         (7)
10.27 Transitional License Agreement, dated as of June 30, 1999, between Cendant Corporation and Avis Fleet Leasing and Management Corporation.
         (7)
10.28 Undertaking, dated as of June 30, 1999 by Avis Fleet Leasing and Management Corporation. (7)
10.29 Instrument of Assumption, dated as of June 30, 1999 by Avis Fleet Leasing and Management Corporation. (7)
12.      Computation of Ratios
12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges. (7)
13       Annual Report to Shareholders for the Year Ended December 31, 1999. (8)
20. Proxy Statement of the Registrant for the Annual Meeting of Stockholders-May 16,2000. (8)
21.      Subsidiaries of the Registrants. (2)
23.      Consents
23.01 Consent of Deloitte & Touche LLP, Independent Auditors of the Company to be incorporated by reference to Registrant's Registration Statement Nos. 333-59693, 333-59659, and 333-63269 on Form S-8.
23.04    Consent of White & Case LLP (included in opinion). (7)
24.1     Powers of Attorney. (7)
99.1 Combined Financial Statements as of December 31, 1998 and 1997 and for the Years Ended December 31, 1998, 1997 and 1996 and Unaudited Condensed Combined Financial Statements as of March 31, 1999 and for the Three Months Ended March 31, 1999 and 1998 of PHH Vehicle Management Services. (5)
99.2     Unaudited Pro Forma Consolidated Financial Data. (5)
99.3     Press Release of the Company, dated June 30, 1999. (5)
99.4 Avis Group Holdings, Inc. Unaudited Pro-Forma Consolidating Statement of Operations for the six months ended June 30, 2000 and for the year ended December 31, 1999 including pro-forma Basic and Diluted earnings per share.

----------
(1)   Filed herewith.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-28609.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-46737.
(4) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1998.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1999.
(6) Incorporated by reference to Amendment No. 1 to the Registrant's Current Report on Form 8-K/A dated July 15, 1999.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4, 333-86269.
(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.
(9) Incorporated by reference to the Registrant's Report on Form 8-K dated November 14, 2000.
(10) Incorporated by reference to the Registrant's Report on Form 8-K dated July 18, 2000.