Form 10-Q
period 2001-03-31
AVIS GROUP HOLDINGS INC
filed 2001-05-15
CIK 1040445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended March 31, 2001

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number: 1-13315
                                                 -------

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

            Securities registered pursuant to Section (g) of the Act:
                     11% Senior Subordinated Notes due 2009

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

                                                                            Page
                                                                            ----

           Consolidated Statements of:
             Operations for the period March 1, 2001 (Date of Acquisition) to March 31, 2001, the two months ended February 28, 2001 and the three months ended March 31, 2000.....................1

             Financial Position as of March 31, 2001
             and December 31, 2000.........................................2

             Cash Flows for the period March 1, 2001 (Date of Acquisition) to March 31, 2001, the two months ended February 28, 2001 and the three months ended March 31, 2000.....................3

             Notes to the Condensed Consolidated
             Financial Statements .........................................4-18

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS......................................................19-22

ITEM 3.    QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
           ABOUT MARKET RISKS..............................................23-25

                                 PART II. Other

ITEM 6(b). REPORTS ON FORM 8-K ............................................26

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Predecessor Companies
                                                                                        ------------------------------
                                                                   March 1, 2001         Two Months      Three Months
                                                               (Date of Acquisition)       Ended            Ended
                                                                         to             February 28,       March 31,
                                                                   March 31, 2001           2001             2000
                                                               --------------------     ------------     -------------
Revenue .................................................             $ 217,996          $ 385,821         $ 588,876
                                                                      ---------          ---------         ---------
Costs and expenses:
Direct operating, net ...................................                78,672            173,830           226,694
Vehicle depreciation and lease charges, net .............                55,095            111,966           147,232
Selling, general and administrative .....................                37,575             83,229           114,603
Interest and minority expense, net ......................                25,633             51,881            86,695
Non-vehicle depreciation and amortization ...............                 1,557              5,065             7,358
Amortization of cost in excess of net assets acquired
   and other intangibles ................................                 2,870              2,087             3,159
                                                                      ---------          ---------         ---------
                                                                        201,402            428,058           585,741
                                                                      ---------          ---------         ---------
Income (loss) from continuing operations before provision
   (benefit) for income taxes, income from discontinued
   operations, net of the income taxes, and cumulative
   effect of change in accounting principle,
   net of income tax benefit ............................                16,594            (42,237)            3,135

Provision (benefit) for income taxes ....................                 7,899            (15,783)              893
                                                                      ---------          ---------         ---------

Income (loss) from continuing operations before income
   from discontinued operations, net of income taxes, and
   cumulative effect of change in accounting principle,
   net of income tax benefit ............................                 8,695            (26,454)            2,242

Income from discontinued operations, net of
   income taxes of $5,045 for the two months ended
   February 28, 2001 and $15,132 for the three months
   ended March 31,2000 ..................................                                    4,947            17,344

Cumulative effect from prior years (through December 31,
   2000) of change in accounting principle for derivative
   instruments, net of income tax benefit of $(3,331) ...                                   (7,612)
                                                                      ---------          ---------         ---------
Net income (loss) .......................................                 8,695            (29,119)           19,586
Preferred stock dividends ...............................                                    3,270             4,668
                                                                      ---------          ---------         ---------
Earnings (loss) applicable to common stockholders .......             $   8,695          $ (32,389)        $  14,918
                                                                      =========          =========         =========

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                             Predecessor
                                                                              Companies
                                                                          -----------------
                                                         March 31, 2001   December 31, 2000
                                                         --------------   -----------------
                                                          (Unaudited)
                                                          -----------
ASSETS
Cash and cash equivalents ...........................     $     63,780      $    115,270
Cash held on deposit with financial institution .....                             87,607
Restricted cash .....................................          190,502           229,484
Accounts receivable, net ............................          349,632           992,685
Prepaid expenses ....................................           55,128            63,308
Finance lease receivables ...........................                            159,145
Vehicles, net-rental ................................        3,815,649         3,761,454
Vehicles, net-leasing ...............................                          3,205,380
Property and equipment, net .........................          191,170           196,758
Investment in PHH/Arval joint venture ...............                            161,420
Deferred income tax assets, net .....................           72,013
Other assets ........................................           25,676           114,587
Intangible assets - customer lists ..................           19,692
Cost in excess of net assets acquired, net ..........        1,192,413         1,326,736
                                                          ------------      ------------

     Total assets ...................................     $  5,975,655      $ 10,413,834
                                                          ============      ============

LIABILITIES, PREFERRED STOCK AND
  COMMON STOCKHOLDERS' EQUITY
Accounts payable ....................................     $    226,387      $    517,299
Accrued liabilities .................................          366,349           382,722
Due to Cendant Corporation and affiliates, net ......          285,924            37,726
Deferred income tax liabilities, net ................                            459,493
Public liability, property damage and other insurance
   liabilities, net .................................          227,262           250,249
Debt ................................................        4,599,866         7,522,240
Minority interest (preferred membership interest) ...                             99,305
                                                          ------------      ------------

      Total liabilities .............................        5,705,788         9,269,034
                                                          ------------      ------------

Commitments and contingencies

Preferred Stock of a subsidiary:
Class A Preferred stock .............................                            360,000
Class B Preferred stock .............................                             27,686
Class C Preferred stock .............................                              2,000
                                                                            ------------
    Total preferred stock of a subsidiary ...........                            389,686
                                                                            ------------
Common stock ........................................               --                --
Class A Common stock ................................               --               359
Additional paid-in-capital ..........................           17,597           593,829
Retained earnings ...................................          257,055           277,460
Treasury stock ......................................                            (96,538)
Accumulated comprehensive loss ......................           (4,785)          (19,996)
                                                          ------------      ------------
    Total common stockholders' equity ...............          269,867           755,114
                                                          ------------      ------------

    Total liabilities, preferred stock and common
          stockholders' equity ......................     $  5,975,655      $ 10,413,834
                                                          ============      ============

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Predecessor Companies
                                                                                              -------------------------------
                                                                        March 1, 2001          Two Months       Three Months
                                                                    (Date of Acquisition)         Ended             Ended
                                                                              to              February 28,        March 31,
                                                                        March 31, 2001            2001               2000
                                                                    ---------------------     ------------      -------------
Cash flows from operating activities:
Net income (loss) ................................................        $     8,695         $   (29,119)        $    19,586
   Adjustments to reconcile net income (loss) to net cash provided
     by operating activities .....................................            131,567             318,896             425,354
                                                                          -----------         -----------         -----------
   Net cash provided by operating activities .....................            140,262             289,777             444,940
                                                                          -----------         -----------         -----------

Cash flows from investing activities:
   Payments for vehicle additions ................................           (490,138)         (1,434,206)         (2,169,913)
   Vehicle deletions .............................................            500,631           1,092,182           1,353,147
   Increase in finance lease receivables .........................                                 (4,636)            (28,653)
   Payments for property and equipment ...........................             (5,324)             (3,101)            (13,999)
   Retirements of property and equipment .........................                315                (643)              2,186
                                                                          -----------         -----------         -----------
   Net cash provided by (used in) investing activities ...........              5,484            (350,404)           (857,232)
                                                                          -----------         -----------         -----------

Cash flows from financing activities:
Changes in debt:
   Proceeds ......................................................            750,000             266,246             605,441
   Repayments ....................................................           (893,527)           (166,714)           (189,517)
                                                                          -----------         -----------         -----------
   Net (decrease) increase in debt ...............................           (143,527)             99,532             415,924
   Payments for debt issuance costs ..............................             (3,621)               (204)               (367)
    Other ........................................................                                    140
                                                                          -----------         -----------         -----------
   Net cash (used in) provided by financing activities ...........           (147,148)             99,468             415,557
                                                                          -----------         -----------         -----------

Effect of exchange rate changes on cash ..........................               (923)                (11)               (490)
                                                                          -----------         -----------         -----------
Net (decrease) increase in cash and cash equivalents .............             (2,325)             38,830               2,775
Cash and cash equivalents and cash held on deposit with
   financial institution at beginning of period ..................             66,105             202,877             165,227
                                                                          -----------         -----------         -----------
Cash and cash equivalents and cash held on deposit with
   financial institution at end of period ........................        $    63,780         $   241,707         $   168,002
                                                                          ===========         ===========         ===========

Supplemental disclosure of cash flow information:
Cash interest paid ...............................................        $    18,301         $    84,270         $   118,088
                                                                          ===========         ===========         ===========

Cash income taxes paid ...........................................        $     1,313         $     3,386         $    12,284
                                                                          ===========         ===========         ===========

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1- Basis of Presentation

General

Prior to March 1, 2001, the accompanying condensed consolidated financial statements include Avis Group Holdings, Inc. and subsidiaries (the "Predecessor" or "Predecessor Companies") which includes Avis Rent A Car System, Inc. ("Vehicle Rental"), Avis Fleet Leasing Corporation ("Vehicle Leasing") and Reserve Claims Management, Inc. On November 11, 2000 Cendant Corporation ("Cendant") entered into an Agreement and Plan of Merger with the Predecessor (the "Cendant Merger Agreement") whereby Cendant would acquire all of the outstanding shares of the Predecessor's Class A Common stock that were not owned by Cendant at the price of $33.00 per share, in cash and convert certain Avis Group Holdings, Inc. stock options to Cendant stock options which were valued at approximately $17 million (the "Cendant Consideration"). Pursuant to the Cendant Merger Agreement, all outstanding and unexercised options to purchase Class A Common stock of the Predecessor were either cancelled upon the merger in exchange for a cash payment equal to the excess of the merger consideration over the per share exercise price of each option or converted into options to purchase Cendant common stock. Approximately 24.9 million outstanding shares of the Predecessor's Class A Common stock were not owned by Cendant and approximately 6.7 million unexercised non-converted options were outstanding at February 28, 2001. The merger was approved on February 28, 2001, by a majority of the Predecessor's shareholders who were unaffiliated with Cendant and closed on March 1, 2001 (the "Date of Acquisition") at a cost to Cendant of approximately $994 million including $40 million of transaction costs and expenses (the "Acquisition"). Concurrently with the Acquisition, Avis Group Holdings, Inc.'s common stock was recapitalized. As a result of the recapitalization, 10,000 shares were authorized, of which 5,537 shares were issued and outstanding at March 1, 2001 and March 31, 2001. These shares, which have a par value of $0.01 per share, are 100% owned by Cendant. In addition, Avis Group Holdings, Inc. sold its investment in Vehicle Leasing to PHH Corporation ("PHH Corp."), a wholly-owned subsidiary of Cendant for $800 million. The proceeds from the sale were used to retire acquisition indebtedness (see Note 8). Accordingly, the unaudited condensed consolidated financial statements for the period from the Date of Acquisition through March 31, 2001 include the consolidated accounts of Avis Group Holdings, Inc., Avis Rent A Car System, Inc., and Reserve Claims Management, Inc., (collectively referred to as the "Company" or "Successor Company"). As a result of the sale of Vehicle Leasing to PHH Corp., the Statements of Operations for the two months ended February 28, 2001 and the three months ended March 31, 2000 of the Predecessor present Vehicle Leasing as a discontinued operation, net of the related provision for income taxes (see Note 2). The Class A, B, and C Preferred stock was originally issued by Vehicle Leasing and therefore is excluded from the Successor Company's Condensed Statement of Financial Position at March 31, 2001.

The Acquisition was accounted for under the purchase method. The purchase price has been allocated among the Predecessor Companies based upon their estimated fair values at the Date of Acquisition. Because of this purchase price allocation, the accompanying financial statements of the Predecessor Companies are not comparable to the financial statements of the Successor Company.

The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill which will be amortized over 40 years on a straight-line basis. The allocation of the excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows (in thousands):

                                                                                   Amount
                                                                                -----------
Cash consideration ........................................................     $   937,554
Fair value of converted options ...........................................          17,000
Transaction costs and expenses ............................................          40,000
                                                                                -----------
Total purchase price ......................................................         994,554
Book value of Cendant's existing net investment in Avis Group .............         405,779
                                                                                -----------
Cendant's basis in Predecessor Company ....................................       1,400,333
Portion of basis attributable to Vehicle Leasing ..........................        (996,822)
                                                                                -----------
Cendant's  basis in the Successor Company .................................         403,511
Intercompany loan assumed by Successor Company ............................        (137,554)
                                                                                -----------
Cendant's adjusted basis in Successor Company .............................         265,957
Fair value of liabilities assumed in excess of assets acquired of Successor
   Company ................................................................         929,421
                                                                                -----------
Unallocated excess purchase price over net assets acquired ................     $ 1,195,378
                                                                                ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Change in Accounting Principle for Derivative Instruments

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended. SFAS No. 133, establishes accounting and reporting standards for derivative instruments, including freestanding and embedded derivatives, and for hedging activities. The Company has recorded all such derivatives at fair value in the Condensed Consolidated Statement of Financial Position at January 1, 2001.

The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $12.5 million ($7.6 million, after tax) in the Condensed Consolidated Statement of Operations for the two months ended February 28, 2001 to account for the cumulative effect of the accounting change relating to derivatives not qualifying as hedges prior to that date. The Company also recognized a cumulative-effect-type adjustment in the amount of $2.4 million in accumulated comprehensive loss attributable to derivatives designated as cash flow like hedges prior to the adoption of SFAS no. 133.

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with interest rate risks. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Gains or losses on derivatives designated as cash flow hedges, to the extent effective, are recorded in other comprehensive income (loss). Any ineffectiveness in these cash flow hedges is reported in earnings. Amounts accumulated in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. Gains and losses on derivatives not designated as hedging instruments are recognized currently in earnings.

In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 2 - Discontinued Operations

In connection with the acquisition of the Company by Cendant on March 1, 2001, the Company sold its investment in Vehicle Leasing for $800 million to PHH Corp. (see note 1). No gain or loss was recognized on the sale.

Summarized financial data of the discontinued operations of the Predecessor are as follows (in thousands):

                                                                        Vehicle Leasing
                                                            -----------------------------------
                                                                Two months        Three months
                                                                  Ended              Ended
                                                            February 28, 2001    March 31, 2000
                                                            -----------------    --------------
Revenue ...............................................          $255,548          $424,157
                                                                 ========          ========

Income before provision for income taxes and cumulative
   effect of change in accounting principle, net of the
   related income tax benefit .........................          $  9,992          $ 32,476
                                                                 ========          ========

Provision for income taxes ............................          $  5,045          $ 15,132
                                                                 ========          ========

Net income ............................................          $  4,947          $ 17,344
                                                                 ========          ========

Income before provision for income taxes for the two months ended February 28, 2001 and the three months ended March 31, 2000 include certain intercompany charges from the Predecessor Companies. These charges seek to reimburse the Predecessor Companies for the costs it had incurred on behalf of Vehicle Leasing as follows (in thousands):

                                                          Two months           Three months
                                                            Ended                  Ended
                                                      February 28, 2001       March 31, 2000
                                                      -----------------       --------------
Interest on intercompany loans ...............           $       342           $     3,334

Employee benefits costs ......................                   963                 1,428
                                                         -----------           -----------
                                                         $     1,305           $     4,762
                                                         ===========           ===========

Note 3- Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following (in thousands):

                                                                                              Predecessor Companies
                                                                 March 1, 2001       -----------------------------------
                                                             (Date of Acquisition)       Two months        Three Months
                                                                      to                   Ended               Ended
                                                                March 31, 2001       February 28, 2001    March 31, 2000
                                                              -------------------    -----------------    --------------
Net income (loss) ..........................................     $     8,695            $   (29,119)        $    19,586
Foreign currency translation adjustment, net of income taxes          (2,540)                (1,775)             (9,174)
Cumulative effect from change in accounting policy for
    derivative instruments, net of income taxes ............                                  1,229
Gains (losses) on derivatives, net of income taxes .........          (2,245)                   813
                                                                 -----------            -----------         -----------
Comprehensive income (loss) ................................     $     3,910            $   (28,852)        $    10,412
                                                                 ===========            ===========         ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 4- Financing and Debt

Debt outstanding consists of the following (in thousands):

                                                                                          Predecessor
                                                                                           Companies
                                                                                         -------------
                                                                            March 31,    December 31,
                                                                              2001           2000
                                                                           ----------    ------------
Vehicle Rental
Commercial Paper Notes ...............................................     $   92,338     $  919,800
Short-term notes-foreign .............................................        149,891        196,882
Series 1997-1B asset-backed Medium Term Notes due May through
    October 2002 at 6.40% ............................................        850,000        850,000
Series 1998-1 asset-backed Medium Term Notes due December 2004 through
    May 2005 at 6.14% ................................................        600,000        600,000
Series 2000-1 floating rate Rental Car Asset-Backed Notes due
    February 2003 through July 2003 ..................................        250,000        250,000
Series 2000-2 floating rate Rental Car Asset-Backed Notes due
     March 2007 through August 2007 ..................................        300,000        300,000
Series 2000-3 floating rate Rental Car Asset-Backed Notes due
     May 2003 through October 2003 ...................................        200,000        200,000
Series 2000-4 floating rate Rental Car Asset-Backed Notes due
     June 2005 through November  2005 ................................        500,000        500,000
Series 2001-1 floating rate Rental Car Asset-Backed Notes due
     November 2003 through April 2004 ................................        750,000
Other ................................................................          5,216          5,332
                                                                           ----------     ----------
        Total Vehicle Rental Debt ....................................      3,697,445      3,822,014
                                                                           ----------     ----------

Vehicle Leasing and Other Fee Based
Commercial Paper Notes ...............................................                     1,781,188
Canadian short term borrowings .......................................                        14,026
Series 1999-2 floating rate asset-backed notes, Class A-1 ............                       550,000
Series 1999-2 floating rate asset-backed notes, Class A-2 ............                       450,000
Self-fund notes ......................................................                        41,137
Wright Express Certificates of Deposit ...............................                       138,875
                                                                                          ----------
        Total Vehicle Leasing and Other Fee Based Debt ...............                     2,975,226
                                                                                          ----------

Corporate Financing
Senior Subordinated Notes due May 2009 at 11.00% .....................        602,421        500,000
Revolving credit facility due June 2005 ..............................        300,000        225,000
                                                                           ----------     ----------
        Total Corporate Financing ....................................        902,421        725,000
                                                                           ----------     ----------
        Total Debt ...................................................     $4,599,866     $7,522,240
                                                                           ==========     ==========

On March 2, 2001, one of the Company's vehicle rental financing subsidiaries issued $750 million of Series 2001-1 Floating Rate Rental Car Asset Backed Notes ("Series 2001-1 Notes"). The Series 2001-1 Notes are secured by the Company's vehicles. Anticipated principal repayment on the Series 2001-1 Notes commence on November 2003 through April 2004. The interest rate with respect to the Series 2001-1 Notes is equal to LIBOR plus 20 basis points per annum. The Series 2001-1 Notes are guaranteed under a Surety Bond issued by MBIA and are rated AAA by Standard and Poors and Aaa by Moody's The Series 2001-1 Notes rank pari pasu with the Company's variable funding notes and the medium term notes.

In connection with the merger with Cendant, on March 1, 2001, the fair value assigned to the Company's 11% Senior Subordinated Notes due May 2009 was $604.5 million. The fair value of the notes includes a call premium of $27.5 million if the notes are redeemed during the twelve month period beginning on May 1, 2004 .

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5 - Guarantor and Non-Guarantor Condensed Financial Statements

In connection with the Vehicle Leasing Acquisition on June 30, 1999 and as part of the financing thereof, the Predecessor issued and sold the Senior Subordinated Notes in a transaction exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured obligations of Avis Group Holdings, Inc. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain of the Avis Group Holding's domestic subsidiaries. Vehicle Leasing and its subsidiaries were released as guarantors under this financing agreement upon Vehicle Leasing's sale to a subsidiary of Cendant on March 1, 2001 (see Notes 1 and 2). Accordingly, the following condensed consolidating financial information presents the condensed consolidating financial statements as of March 31, 2001, February 28, 2001 and December 31, 2000. The results of operations for the two months ended February 28, 2001 and the three months ended March 31 2000 present the results of operations of Vehicle Leasing as income from discontinued operations, net of the related income tax provision.

                                                                           Avis Group Holdings, Inc
                                                                Condensed Consolidating Statement of Operations
                                                                      For the Month Ended March 31, 2001
                                                                                (in thousands)
                                                   -----------------------------------------------------------------------
                                                                                   Non-                       Avis Group
                                                                  Guarantor     Guarantor                   Holdings, Inc.
                                                     Parent     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                   ---------    ------------   ------------  ------------   --------------
Revenue ...................................                       $ 197,435      $  20,561                    $ 217,996
                                                                  ---------      ---------                    ---------
Costs and expenses:
Direct operating, net .....................                          69,559          9,113                       78,672
Vehicle depreciation and lease charges, net                          48,906          6,189                       55,095
Selling, general and administrative .......                          34,946          2,629                       37,575
Interest, net .............................        $   4,437         20,760            436                       25,633
Non-vehicle depreciation and amortization .                           1,340            217                        1,557
Amortization of cost in excess of net
   assets acquired and other intangibles ..            1,828          1,028             14                        2,870
                                                   ---------      ---------      ---------                    ---------
                                                       6,265        176,539         18,598                      201,402
                                                   ---------      ---------      ---------                    ---------
                                                      (6,265)        20,896          1,963                       16,594
Equity in earnings of subsidiaries ........           11,202                                   $ (11,202)
                                                   ---------      ---------      ---------     ---------      ---------
Income before provision for income taxes ..            4,937         20,896          1,963       (11,202)        16,594
(Benefit) provision for income taxes ......           (3,758)        10,905            752                        7,899
                                                   ---------      ---------      ---------     ---------      ---------
Net income ................................        $   8,695      $   9,991      $   1,211     $ (11,202)     $   8,695
                                                   =========      =========      =========     =========      =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5  - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                      Avis Group Holdings, Inc
                                                                           Condensed Consolidating Statement of Operations
                                                                                       (Predecessor Companies)
                                                                             For the Two Months Ended February 28, 2001
                                                                                            (in thousands)
                                                                  ------------------------------------------------------------------

                                                                                              Non-                     Avis Group
                                                                              Guarantor    Guarantor                  Holdings, Inc.
                                                                    Parent  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                  --------  ------------  ------------  ------------  --------------
Revenue ........................................................              $ 344,496     $  41,325                   $ 385,821
                                                                              ---------     ---------                   ---------
Costs and expenses:
Direct operating, net ..........................................                154,490        19,340                     173,830
Vehicle depreciation and lease charges, net ....................                102,490         9,476                     111,966
Selling, general and administrative ............................                 77,866         5,363                      83,229
Interest, net ..................................................  $  11,473      39,464           944                      51,881
Non-vehicle depreciation and amortization ......................                  4,618           447                       5,065
Amortization of cost in excess of net
   assets acquired .............................................                  2,060            27                       2,087
                                                                  ---------   ---------     ---------                   ---------
                                                                     11,473     380,988        35,597                     428,058
                                                                  ---------   ---------     ---------                   ---------
                                                                    (11,473)    (36,492)        5,728                     (42,237)

Equity in earnings of subsidiaries .............................    (21,907)     10,898                   $  11,009
Income (loss) from continuing operations before (benefit)
   provision for income taxes, income from discontinued
   operations, net of the income taxes, and cumulative effect
   of accounting change, net of income tax .....................    (33,380)    (25,594)        5,728        11,009       (42,237)
(Benefit) provision for income taxes ...........................     (4,261)    (12,716)        1,194                     (15,783)
                                                                  ---------   ---------     ---------     ---------     ---------

Income (loss) from continuing operations before income
   from discontinued operation, net of income taxes, and
   cumulative effect of accounting change, net of income tax ...    (29,119)    (12,878)        4,534        11,009       (26,454)

Income from discontinued operations, net of income
   taxes .......................................................                 (6,358)       11,305                       4,947

Cumulative effect from prior years (through December 31, 2000)
   of change in accounting principle for derivative instruments,
   net of income tax benefit ...................................                 (2,671)       (4,941)                     (7,612)
                                                                  ---------   ---------     ---------     ---------     ---------
Net (loss) income ..............................................  $ (29,119)  $ (21,907)    $  10,898     $  11,009     $ (29,119)
                                                                  =========   =========     =========     =========     =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5  - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                   Avis Group Holdings, Inc.
                                                                        Condensed Consolidating Statement of Operations
                                                                                    (Predecessor Companies)
                                                                           For the Three Months Ended March 31, 2000
                                                                                        (in thousands)
                                                        --------------------------------------------------------------------------

                                                                                           Non-                         Avis Group
                                                                         Guarantor       Guarantor                    Holdings, Inc.
                                                          Parent       Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                                        -----------    -----------     ------------   -----------     ------------
Revenue                                                                $   525,949     $     62,927                   $    588,876
                                                                       -----------     ------------                   ------------
Costs and expenses:
Direct operating, net............................                          196,871           29,823                        226,694
Vehicle depreciation and lease charges, net......                          131,335           15,897                        147,232
Selling, general and administrative..............                          105,992            8,611                        114,603
Interest, net....................................       $    40,042         46,204              449                         86,695
Non-vehicle depreciation and amortization........                            6,666              692                          7,358
Amortization of cost in excess of net
   assets acquired...............................                            3,114               45                          3,159
                                                        -----------    -----------     ------------                   ------------
                                                             40,042        490,182           55,517                        585,741
                                                        -----------    -----------     ------------                   ------------
                                                            (40,042)        35,767            7,410                          3,135

Equity in earnings of subsidiaries...............            44,051         29,555                    $   (73,606)
                                                        -----------    -----------     ------------   -----------     ------------
Income (loss) from continuing operations before
   provision for income taxes and income from
   discontinued operations net of income taxes ..             4,009         65,322            7,410       (73,606)           3,135
(Benefit) provision for income taxes.............           (15,576)        14,520            1,949                            893
                                                        -----------    -----------     ------------   -----------     ------------
Income (loss) from continuing operations before
   income of discontinued operation, net of
   income taxes..................................            19,585         50,802            5,461       (73,606)           2,242
Income (loss) from discontinued operation, net
   of income taxes...............................                           (6,750)          24,094                         17,344
                                                        -----------    -----------     ------------   -----------     ------------
Net income.......................................       $    19,585    $    44,052     $     29,555   $   (73,606)    $     19,586
                                                        ===========    ===========     ============   ===========     ============

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                           Condensed
                                                                         Consolidating Statement of Financial Position
                                                                                        March 31, 2001
                                                                                        (in thousands)
                                                        ----------------------------------------------------------------------------

                                                                                           Non-                        Avis Group
                                                                         Guarantor      Guarantor                     Holdings, Inc.
                                                           Parent       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                        -----------     ------------   -------------   ------------   --------------
ASSETS
Cash and cash equivalents........................       $       225      $    46,992    $     16,563                  $     63,780
Restricted cash..................................                                            190,502                       190,502
Accounts receivable, net.........................                44          151,043         198,545                       349,632
Prepaid expenses.................................                             48,078           7,050                        55,128
Vehicles, net....................................                            (57,696)      3,873,345                     3,815,649
Property and equipment, net......................                            175,562          15,608                       191,170
Investment in consolidated subsidiaries..........           734,187          566,113                   $ (1,300,300)
Deferred income tax assets, net..................           183,130          (73,709)        (37,408)                       72,013
Other assets.....................................                 3            9,427          16,246                        25,676
Intangible assets - customer lists...............            19,692                                                         19,692
Cost in excess of net assets acquired, net.......           742,263          447,777           2,373                     1,192,413
                                                        -----------      -----------    ------------   ------------   ------------
Total assets.....................................       $ 1,679,544      $ 1,313,587    $  4,282,824   $ (1,300,300)  $  5,975,655
                                                        ===========      ===========    ============   ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities.........       $    24,982      $   457,357    $    110,397                  $    592,736
Due (from) to affiliates, net....................           482,274          (57,070)       (139,280)                      285,924
Public liability, property damage and other
   insurance liabilities, net....................                            173,897          53,365                       227,262
Debt.............................................           902,421            5,216       3,692,229                     4,599,866
Common stockholder's equity......................           269,867          734,187         566,113   $ (1,300,300)       269,867
                                                        -----------      -----------    ------------   ------------   ------------
Total liabilities and stockholder's equity.......       $ 1,679,544      $ 1,313,587    $  4,282,824   $ (1,300,300)  $  5,975,655
                                                        ===========      ===========    ============   ============   ============

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                           Condensed
                                                                         Consolidating Statement of Financial Position
                                                                                    (Predecessor Companies)
                                                                                       December 31, 2000
                                                                                        (in thousands)
                                                        ----------------------------------------------------------------------------

                                                                                            Non-                        Avis Group
                                                                          Guarantor      Guarantor                    Holdings, Inc.
                                                           Parent        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                        ------------     ------------   ------------   ------------   --------------
ASSETS
Cash and cash equivalents........................       $         73     $    85,563    $     29,634                  $     115,270
Cash held on deposit with financial institution..                                             87,607                         87,607
Restricted cash..................................                                            229,484                        229,484
Accounts receivable, net.........................                156         233,678         758,851                        992,685
Prepaid expenses.................................                             49,763          13,545                         63,308
Finance lease receivables........................                                            159,145                        159,145
Vehicles, net....................................                            (51,221)      7,018,055                      6,966,834
Property and equipment, net......................                            182,014          14,744                        196,758
Investment in consolidated subsidiaries..........          2,276,596       1,019,585                   $ (3,296,181)
Investment in PHH/Arval joint venture............                            161,420                                        161,420
Other assets.....................................              1,064          69,252          44,271                        114,587
Cost in excess of net assets acquired, net.......                          1,323,481           3,255                      1,326,736
                                                        ------------     -----------    ------------   ------------   -------------
Total assets.....................................       $  2,277,889     $ 3,073,535    $  8,358,591   $ (3,296,181)  $  10,413,834
                                                        ============     ===========    ============   ============   =============

LIABILITIES , PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities.........       $     10,991     $   652,118    $    236,912                    $   900,021
Due (from) to affiliates, net....................            883,464        (953,329)        107,591                         37,726
Deferred income tax liabilities, net.............            (96,680)        491,698          64,475                        459,493
Public liability, property damage and other
   insurance liabilities, net....................                            197,055          53,194                        250,249
Debt.............................................            725,000          19,712       6,777,528                      7,522,240
Minority interest (preferred membership interest)                                             99,305                         99,305
Preferred stock..................................                            389,686                                        389,686
Common stockholder's equity......................            755,114       2,276,595       1,019,586   $ (3,296,181)        755,114
                                                        ------------     -----------    ------------   ------------     -----------
Total liabilities, preferred stock and
  common stockholder's equity....................       $  2,277,889     $ 3,073,535    $  8,358,591   $ (3,296,181)    $10,413,834
                                                        ============     ===========    ============   ============     ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                            Condensed
                                                                              Consolidating Statement of Cash Flows
                                                                                For the month ended March 31, 2001
                                                                                          (in thousands)
                                                         --------------------------------------------------------------------------
                                                                                            Non-
                                                            Parent       Guarantor       Guarantor     Eliminations        Total
                                                         -----------    -----------     -----------    ------------     -----------
Cash flows from operating activities:
Net income (loss)................................        $     8,695    $     9,991     $     1,211    $   (11,202)     $     8,695
Adjustments to reconcile net income to net cash
    provided by operating activities:............             18,380         65,835          47,352                         131,567
                                                         -----------    -----------     -----------    -----------      -----------
    Net cash  provided by operating activities...             27,075         75,826          48,563        (11,202)         140,262
                                                         -----------    -----------     -----------    -----------      -----------

Cash flows from investing activities:
Payments for vehicle additions...................                           (17,490)       (472,648)                       (490,138)
Vehicle deletions................................                           (38,185)        538,816                         500,631
Increase in finance lease receivables............
Payments for additions to property and equipment.                            (5,205)           (119)                         (5,324)
Retirements of property and equipment............                               172             143                             315
Investment in subsidiaries.......................             (9,991)        (1,211)                        11,202
                                                         -----------    -----------     -----------    -----------      -----------
     Net cash (used in) provided by investing
       activities................................             (9,991)       (61,919)         66,192         11,202            5,484

Cash flows from financing activities:
Net increase in debt.............................            (17,000)           (39)       (126,488)                       (143,527)
Payments for debt issuance costs ................                            (3,621)                                         (3,621)
                                                         -----------    -----------     -----------                     -----------

    Net cash used in financing activities........            (17,000)        (3,660)       (126,488)                       (147,148)
                                                         -----------    -----------     -----------                     -----------

Effect of exchange rate changes on cash..........                                              (923)                           (923)
                                                                                        -----------                     -----------

Net increase (decrease) in cash and cash equivalents              84         10,247         (12,656)                         (2,325)
Cash and cash equivalents at beginning of period.                141         36,745          29,219                          66,105
                                                         -----------    -----------     -----------    -----------      -----------
    Cash and cash equivalents at end of  period..        $       225    $    46,992     $    16,563    $        --      $    63,780
                                                         ===========    ===========     ===========    ===========      ===========

Supplemental disclosure of cash flow information:
    Cash interest paid...........................                                                                       $    18,301
                                                                                                                        ===========
    Cash income taxes paid.......................                                                                       $     1,313
                                                                                                                        ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                             Condensed
                                                                               Consolidating Statement of Cash Flows
                                                                                      (Predecessor Companies)
                                                                            For the two months ended February 28, 2001
                                                                                          (in thousands)
                                                            ------------------------------------------------------------------------
                                                                                              Non-                     Avis Group
                                                                           Guarantor       Guarantor                  Holdings, Inc.
                                                               Parent    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                            -----------  ------------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss) .......................................   $   (29,119)  $   (21,907)   $    10,898    $    11,009    $   (29,119)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities: .........       (84,860)      223,199        180,557                       318,896
                                                            -----------   -----------    -----------    -----------    -----------
    Net cash  (used in) provided by operating activities       (113,979)      201,292        191,455         11,009        289,777
                                                            -----------   -----------    -----------    -----------    -----------

Cash flows from investing activities:
Payments for vehicle additions ..........................                      (1,843)    (1,432,363)                   (1,434,206)
Vehicle deletions .......................................                    (181,316)     1,273,498                     1,092,182
Increase in finance lease receivables ...................                                     (4,636)                       (4,636)
Payments for additions to property and equipment ........                      (2,702)          (399)                       (3,101)
Retirements of property and equipment ...................                        (385)          (258)                         (643)
Investment in subsidiaries ..............................        21,907       (10,898)                      (11,009)
                                                            -----------   -----------    -----------    -----------    -----------
    Net cash provided by (used in) investing activities .        21,907      (197,144)      (164,158)       (11,009)      (350,404)

Cash flows from financing activities:
Net increase in debt ....................................        92,000       (15,016)        22,548                        99,532
Payments for debt issuance costs ........................                         (66)          (138)                         (204)
Other ...................................................           140                                                        140
                                                            -----------   -----------    -----------                   -----------
    Net cash provided by (used in) financing activities .        92,140       (15,082)        22,410                        99,468
                                                            -----------   -----------    -----------                   -----------

Effect of exchange rate changes on cash .................                                        (11)                          (11)
                                                            -----------   -----------    -----------                   -----------

Net increase (decrease)  in cash and cash equivalents ...            68       (10,934)        49,696                        38,830
Cash and cash equivalents and cash held on deposit with
   financial institution at beginning of period .........            73        85,563        117,241                       202,877
                                                            -----------   -----------    -----------    -----------    -----------
Cash and cash equivalents and cash held on deposit
     with financial institution at end of  period .......   $       141   $    74,629    $   166,937    $        --    $   241,707
                                                            ===========   ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash interest paid ..................................                                                              $    84,270
                                                                                                                       ===========
    Cash income taxes paid ..............................                                                              $     3,386
                                                                                                                       ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 5 - Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

                                                                                               Condensed
                                                                                 Consolidating Statement of Cash Flows
                                                                                        (Predecessor Companies)
                                                                               For the three months ended March 31, 2000
                                                                                            (in thousands)
                                                            ------------------------------------------------------------------------
                                                                                             Non-                        Avis Group
                                                                            Guarantor      Guarantor                  Holdings, Inc.
                                                               Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            -----------   ------------   ------------   ------------  --------------
Cash flows from operating activities:
Net income ..............................................   $    19,585    $    44,052    $    29,555    $   (73,606)   $    19,586
Adjustments to reconcile net income to net cash
     provided by operating activities: ..................        43,710         79,760        301,884                       425,354
                                                            -----------    -----------    -----------    -----------    -----------
    Net cash  provided by operating activities ..........        63,295        123,812        331,439        (73,606)       444,940
                                                            -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities:
Payments for vehicle additions ..........................                      (11,101)    (2,158,812)                   (2,169,913)
Vehicle deletions .......................................                      (97,938)     1,451,085                     1,353,147
Decrease in finance lease receivables ...................                                     (28,653)                      (28,653)
Payments for property and equipment .....................                      (11,075)        (2,924)                      (13,999)
Retirements of property and equipment ...................                          955          1,231                         2,186
Investment in subsidiaries ..............................       (44,051)       (29,555)                       73,606
                                                            -----------    -----------    -----------    -----------    -----------
     Net cash (used in) investing activities ............       (44,051)      (148,714)      (738,073)        73,606       (857,232)

Cash flows from financing activities:
Net increase in (repayment of) debt .....................       (19,250)        (4,308)       439,482                       415,924
Payments for debt issuance costs ........................                                        (367)                         (367)
                                                            -----------    -----------    -----------                   -----------
    Net cash (used in) provided by financing activities .       (19,250)        (4,308)       439,115                       415,557
                                                            -----------    -----------    -----------                   -----------

Effect of exchange rate changes on cash .................                                        (490)                         (490)
                                                            -----------    -----------    -----------                   -----------

Net (decrease) increase in cash and cash equivalents ....            (6)       (29,210)        31,991                         2,775
Cash and cash equivalents and cash held on deposit with
   financial institution at beginning of period .........            54         42,184        122,989                       165,227
                                                            -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents and cash held on deposit
     with financial institution at end of  period .......   $        48    $    12,974    $   154,980    $        --    $   168,002
                                                            ===========    ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash interest paid ..................................                                                               $   118,088
                                                                                                                        ===========
    Cash income taxes paid ..............................                                                               $    12,284
                                                                                                                        ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 6 - Segment Information

The Company previously operated in two segments, vehicle leasing and vehicle rental. Subsequent to the sale of Vehicle Leasing on March 1, 2001, the Company operates in one industry segment, the vehicle rental business. The Company's vehicle rental business rents vehicles to business and leisure travelers, and is divided into four main geographic areas: the United States, Australia/New Zealand, Canada, and other Foreign Operations.

Revenue generated from vehicle rental operations is recorded in the country in which a vehicle is rented. EBITDA represents net income, plus, non-vehicle related interest expense, non-vehicle depreciation and amortization and the provision for income taxes from vehicle rental operations (in thousands).

                                                                              As of and for the Period March 1, 2001
Geographic Areas                                                              (Date of Acquisition) to March 31, 2001
                                                               ---------------------------------------------------------------------
                                                                               Australia/                   Other
                                                                 United           New                      Foreign
                                                                 States         Zealand       Canada      Operations    Consolidated
                                                               ----------      ----------   ----------    ----------    ------------
Revenue .................................................      $  197,435      $   10,178   $    7,183    $    3,200     $  217,996
                                                               ==========      ==========   ==========    ==========     ==========
Interest and minority interest expense, net .............      $   24,953      $       73   $      510    $       97     $   25,633
                                                               ==========      ==========   ==========    ==========     ==========
EBITDA ..................................................      $   21,891      $    2,793   $      661    $      762     $   26,107
                                                               ==========      ==========   ==========    ==========     ==========
Non-vehicle depreciation and amortization ...............      $    4,196      $       84   $       98    $       49     $    4,427
                                                               ==========      ==========   ==========    ==========     ==========
Income  before provision for income taxes ...............      $   12,614      $    2,704   $      563    $      713     $   16,594
                                                               ==========      ==========   ==========    ==========     ==========
Provision for income taxes ..............................      $    7,147      $      543   $       59    $      150     $    7,899
                                                               ==========      ==========   ==========    ==========     ==========
Vehicles, net ...........................................      $3,573,852      $   57,858   $  151,160    $   32,779     $3,815,649
                                                               ==========      ==========   ==========    ==========     ==========
Debt ....................................................      $4,449,975      $   26,378   $  110,496    $   13,017     $4,599,866
                                                               ==========      ==========   ==========    ==========     ==========
Total assets ............................................      $5,675,181      $   77,106   $  159,833    $   63,535     $5,975,655
                                                               ==========      ==========   ==========    ==========     ==========
Capital expenditures for vehicles and property
    and equipment .......................................      $  469,276      $    3,076   $   21,898    $    1,212     $  495,462
                                                               ==========      ==========   ==========    ==========     ==========

Geographic Areas                                                                   Two months ended February 28, 2001
                                                                                          (Predecessor Companies)
                                                               ---------------------------------------------------------------------
                                                                               Australia/                   Other
                                                                 United           New                      Foreign
                                                                 States         Zealand       Canada      Operations    Consolidated
                                                               ----------      ----------   ----------    ----------    ------------
Revenue .................................................      $  344,496      $   21,547   $   13,241    $    6,537     $  385,821
                                                               ==========      ==========   ==========    ==========     ==========
Interest and minority interest expense, net .............      $   50,151      $      297   $    1,188    $      245     $   51,881
                                                               ==========      ==========   ==========    ==========     ==========
EBITDA ..................................................      $  (29,495)     $    4,886   $      576    $    1,340     $  (22,693)
                                                               ==========      ==========   ==========    ==========     ==========
Non-vehicle depreciation and amortization ...............      $    6,678      $      177   $      203    $       94     $    7,152
                                                               ==========      ==========   ==========    ==========     ==========
(Loss) income before provision for income taxes .........      $  (48,554)     $    4,698   $      373    $    1,246     $  (42,237)
                                                               ==========      ==========   ==========    ==========     ==========
(Benefit) provision for income taxes ....................      $  (16,977)     $    1,127   $     (206)   $      273     $  (15,783)
                                                               ==========      ==========   ==========    ==========     ==========
Capital expenditures for vehicles and property
   and equipment ........................................      $1,272,297      $    9,254   $  147,545    $    8,211     $1,437,307
                                                               ==========      ==========   ==========    ==========     ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 6 - Segment Information (Continued)

Geographic Areas                                                                Three months ended March 31, 2000
                                                                                        (Predecessor Companies)
                                                           -------------------------------------------------------------------------
                                                                                   Australia/                Other
                                                            United       United       New                   Foreign
                                                            States      Kingdom     Zealand      Canada    Operations  Consolidated
                                                           ---------- -----------  ----------  ----------  ----------  ------------
Revenue ................................................   $  525,950              $   35,073  $   19,353  $     8,500  $   588,876
                                                           ==========              ==========  ==========  ===========  ===========
Interest and minority interest expense, net ............   $   85,162              $      268  $    1,064  $       201  $    86,695
                                                           ==========              ==========  ==========  ===========  ===========
EBITDA .................................................   $   42,263              $    7,919  $    1,337  $     1,120  $    52,639
                                                           ==========              ==========  ==========  ===========  ===========
Non-vehicle depreciation and amortization ..............   $    9,780              $      297  $      301  $       139  $    10,517
                                                           ==========              ==========  ==========  ===========  ===========
(Loss) income  before provision for income taxes .......   $   (6,480)             $    7,598  $    1,036  $       981  $     3,135
                                                           ==========              ==========  ==========  ===========  ===========
Provision for income taxes .............................   $   (1,056)             $    1,798  $      (51) $       202  $       893
                                                           ==========              ==========  ==========  ===========  ===========
Finance lease receivables ..............................   $  150,744  $  715,239              $   19,245               $   885,228
                                                           ==========  ==========              ==========               ===========
Vehicles, net ..........................................   $6,431,516  $  183,563  $   57,543  $  230,819  $    92,228  $ 6,965,669
                                                           ==========  ==========  ==========  ==========  ===========  ===========
Debt ...................................................   $7,917,512  $  833,291  $   13,396  $  186,311  $    18,938  $ 8,969,448
                                                           ==========  ==========  ==========  ==========  ===========  ===========
Total assets ...........................................   $9,584,906  $1,467,106  $  105,066  $  302,285  $    70,177  $11,529,540
                                                           ==========  ==========  ==========  ==========  ===========  ===========
Capital expenditures for vehicles and property
    and equipment ......................................   $1,859,120  $   29,753  $   19,642  $  258,970  $    16,427  $ 2,183,912
                                                           ==========  ==========  ==========  ==========  ===========  ===========

Note 7 - Derivatives

The Company's operations are primarily funded through a combination of asset-backed floating rate notes and commercial paper programs in the United States and Canada. Consistent with its historical risk management policies, the Company uses interest rate swaps and caps to hedge interest rate risks on its debt and to create a mix of fixed and floating rate debt.

Certain interest rate swaps have been designated as cash flow hedges of interest rate risk on the Company's floating rate medium-term notes. Certain cash flow hedge contracts extend into 2004. For the two months ended February 28, 2001 and the one month ended March 31, 2001, no ineffectiveness was recognized on these hedges. Amounts accumulated in other comprehensive income (loss) are reclassified into earnings as interest is accrued on the hedged transactions. Over the next 12 months, net losses of approximately $3.9 million are expected to be reclassified from other comprehensive income (loss) into earnings. The amounts accumulated in other comprehensive income (loss) will fluctuate based on changes in the fair value of the Company's derivatives at each reporting period. For the two months ended February 28, 2001 and the one month ended March 31, 2001, there were no amounts reclassified into earnings because of the discontinuation of any hedging relationships.

The majority of the Company's interest rate swaps and caps have not been designated as hedges for accounting purposes. However, these derivatives are being used to economically hedge interest rate risk exposures on the Company's floating rate notes and commercial paper programs. For the two months ended February 28, 2001 and the one month ended March 31, 2001, the net loss recognized on these derivatives was $869,000 and $876,000, respectively. These amounts have been included in interest and minority expense, net.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 8 - Related Party Transactions

Related party charges include allocations from Cendant for services provided to the Company, which consisted of (in thousands):

                                                           Predecessor Companies
                                                        ---------------------------
                                     March 1, 2001      Two Months     Three Months
                                (Date of Acquisition)      Ended           Ended
                                          To            February 28,     March 31,
                                    March 31, 2001          2001           2000
                                ---------------------   ------------   ------------
Royalties ...................        $   9,200            $  16,205      $  23,555
Reservations ................            5,155                8,496         13,902
Data  processing ............            4,484               11,395         10,644
Rent and other ..............              672                1,456          1,749
                                     ---------            ---------      ---------
Total .......................        $  19,511            $  37,552      $  49,850
                                     =========            =========      =========

In connection with the Acquisition, Avis Acquisition Corporation ("Acquisition Corp."), a wholly-owned subsidiary of Cendant, borrowed $937 million from another subsidiary of Cendant, PHH Corp. Acquisition Corp. was merged into Avis Group Holdings, Inc. immediately subsequent to the Acquisition with the Company becoming the surviving entity. Concurrently with the Acquisition, Avis Group Holdings, Inc. sold its investment in Vehicle Leasing to PHH Corp. for $800 million. The proceeds from the sale were used to reduce the loan payable to PHH Corp., mentioned above, resulting in a remaining loan balance due to PHH Corp., at March 31, 2001 of $137 million.

In addition to the above, on March 2, 2001, Cendant loaned the Company $90 million which was used to repay fleet debt.

The amounts due to Cendant Corporation and affiliates, net at March 31, 2001 and December 31, 2000 consist of the following balances:

                                                                           Predecessor
                                                                            Companies
                                                           March 31,       December 31,
                                                             2001              2000
                                                          -----------      -----------
Due to Cendant, Vehicle financing ..................      $    90,000
Due to PHH Corp at LIBOR plus 1.4% .................          137,554
Non-vehicle related advances .......................           58,370      $    37,726
                                                          -----------      -----------
Total due to Cendant Corporation and affiliates ....      $   285,924      $    37,726
                                                          ===========      ===========

Note 9 - Income Taxes

Subsequent to the Date of Acquisition, the Company's income taxes are included in the consolidated federal income tax return of Cendant. In addition, the Company files consolidated and combined state income tax returns with Cendant in jurisdictions where required. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. Pre-tax income is primarily generated from domestic sources.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

ITEM 2:

General Overview

The following discussion and analysis of continuing results of operations includes the vehicle rental operations of the Company (see Notes 1 and 2 to the Condensed Consolidated Financial Statements contained herein).

The Company conducts vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Vehicle rental revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services.

Management believes that a more meaningful comparison is made when the vehicle rental pro-forma results of operations for the three months ended March 31, 2001 are compared to the pro-forma results of operations for the three months ended March 31, 2000. These pro-forma statements give effect to the Acquisition of the Company by Cendant (see Note 1 of the Notes to the Condensed Consolidated Financial Statements contained herein), and the retirement of Term Loans A, B, and C in the amount of $991.5 million from the proceeds of the sale of the vehicle leasing operations in Europe and the repayment of intercompany indebtedness, and including the related interest expense, as if they had occurred on January 1, 2000.

Management evaluates the Company's performance based upon a modified earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-vehicle interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

Revenue

      Revenue is recognized over the period the vehicle is rented.

Costs and Expenses

      Vehicle rental expenses include:

            o Direct operating expenses (primarily field operations' wages and related benefits, concessions and commissions paid to airport authorities, vehicle insurance premiums and other costs relating to the operation of rental locations and the rental fleet).
            o     Vehicle depreciation and lease charges relating to fleet.
            o Selling, general and administrative (including wages and related benefits, information processing and information services).
            o     Vehicle interest.

Net income

Vehicle rental profitability is primarily a function of the number of rental transactions, pricing of rental transactions and utilization of the rental fleet.

Corporate

Expenses included are interest on non-fleet debt and amortization of cost in excess of net assets acquired and other intangible assets.

The following discussion and analysis provides information that management believes to be relevant to understanding the Company's financial position and results of operations:

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)
                                   (Unaudited)

RESULTS OF OPERATIONS

Pro-forma Results of Operations for the Three Months ended March 31, 2001 compared to Pro-forma Results of Operations for the three Months ended March 31, 2000.

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (in thousands):

                                                      Pro-forma                                     Pro-forma
                                          Three Months ended March 31, 2001             Three Months ended March 31, 2000
                                      ---------------------------------------      ---------------------------------------
                                       Vehicle                                      Vehicle
                                       Rental        Corporate        Total          Rental      Corporate        Total
                                      ---------      ---------      ---------      ---------      ---------      ---------
Revenue: ........................     $ 603,817                     $ 603,817      $ 588,876                     $ 588,876
                                      ---------                     ---------      ---------                     ---------
Costs and expenses:
  Direct operating ..............       252,502                       252,502        226,693                       226,693
    Vehicle depreciation and
       lease charges, net .......       167,061                       167,061        147,232                       147,232
     Selling, general and
       administrative ...........       120,805                       120,805        114,808                       114,808
     Vehicle interest, net ......        60,036                        60,036         47,504                        47,504
                                      ---------      ---------      ---------      ---------      ---------      ---------
                                        600,404                       600,404        536,237                       536,237
                                      ---------      ---------      ---------      ---------      ---------      ---------
Adjusted EBITDA .................         3,413                         3,413         52,639                        52,639
Interest on non-vehicle debt ....        (5,027)     $  (9,853)       (14,880)        (2,608)     $  (9,853)       (12,461)
Amortization of cost in excess of
      net assets acquired .......        (3,129)        (4,589)        (7,718)        (3,159)        (4,559)        (7,718)
Non-vehicle depreciation and
      amortization ..............        (5,711)                       (5,711)        (4,783)                       (4,783)
                                      ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before provision
      (benefit) for income taxes      $ (10,454)     $ (14,442)       (24,896)     $  42,089      $ (14,412)        27,677
                                      =========      =========                     =========      =========
Provision (benefit) for income
     taxes ......................                                     (11,850)                                      15,029
                                                                    ---------                                    ---------
Net (loss) income ...............                                   $ (13,046)                                   $  12,648
                                                                    =========                                    =========

VEHICLE RENTAL

Revenue

Revenue increased 2.5%, from $588.9 million to $603.8 million, compared to the same period in 2000. The revenue increase reflects a 0.8% increase in the number of rental transactions and a 1.7% increase in revenue per rental transaction.

Costs and Expenses

Total costs and expenses (including interest on non-vehicle debt, amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 12.3%, from $546.8 million to $614.3 million, compared to the same period in 2000.

Direct operating expenses increased 11.4%, from $226.7 million to $252.5 million, compared to the same period in 2000. As a percentage of revenue, direct operating expenses increased to 41.8%, from 38.5% for the corresponding period in 2000. The increase was due primarily to higher maintenance and damage costs (1.8 % of revenue), higher computer services costs (1.1% of revenue), and higher facilities costs (0.5% of revenue).

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)
                                   (Unaudited)

Vehicle depreciation and lease charges increased 13.5%, from $147.2 million to $167.1 million, compared to the same period in 2000. As a percentage of revenue, vehicle depreciation and lease charges were 27.7% of revenue, as compared to 25.0% of revenue for the corresponding period in 2000. The change reflected a 6.2% increase in the average rental fleet combined with a higher cost per vehicle.

Selling, general and administrative expenses increased 5.2%, from $114.8 million to $120.8 million, compared to the same period in 2000 due to higher general and administrative expenses ($4.7 million) and higher royalty fees ($1.8 million).

Fleet related interest expense increased 26.4%, from $47.5 million to $60.0 million, compared to the same period in 2000, due to higher borrowings required to finance the growth of the rental fleet and higher average interest rates.

Non-vehicle depreciation and amortization increased 19.4%, from $4.8 million to $5.7 million, compared to the same period in 2000. The increase reflects an increase in the amortization of airport related leasehold improvements and equipment.

Provision for Income Taxes

The Company's consolidated provision for income taxes decreased from $15.0 million to a benefit of $11.9 million, compared to the same period in 2000. The effective income tax rate for the period ended March 31, 2001 was a benefit of 47.6%, down from a provision of 54.3% for the corresponding period in 2000. The decrease in the effective income tax rate was due primarily to a decrease in income before provision for income taxes in relation to non-deductible goodwill. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

Net Income

Net income decreased from a profit of $12.6 million in 2000 to a loss of $13.0 million in 2001 as a result of increases in direct operating expenses, vehicle depreciation and lease charges, and vehicle interest, which increased at a higher rate than revenue.

Liquidity and Capital Resources

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of indebtedness. For the three months ended March 31, 2001, the Company's expenditures for new vehicles were approximately $1.9 billion and proceeds from the disposition of used vehicles were approximately $1.6 billion. For 2001, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 2000. Since the late 1980's, the Company has acquired vehicles related to its vehicle rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance.

Historically, the Company's financing requirements for rental vehicles have typically reached an annual peak during the second and third calendar quarters, as fleet levels build in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of vehicle and rental demand. Management expects that this pattern will continue.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)
                                   (Unaudited)

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. Trade receivables, from vehicle rental operations, also provide liquidity with approximately 11.8 days of daily sales outstanding.

The Company made capital investments for property improvements totaling $4.6 million and $8.8 million for the three months ended March 31, 2001 and 2000, respectively.

The Company has an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. However, an increase in interest rates may have a material adverse impact on the Company's profitability.

Vehicle Rental ABS Facility

To support vehicle rental operations, the Company has a domestic integrated financing program that as of March 31, 2001 provides for up to $4.95 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the asset-backed securities facility ("ABS Facility") available for vehicles not covered by Repurchase Programs. The ABS Facility provides for the issuance of up to $1.5 billion of asset-backed variable funding notes (the "Variable Funding Notes") and $3.45 billion of asset-backed medium term notes which are outstanding under the ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in the Company's rental fleet.

The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by either MBIA and AMBAC Assurance and as a result are rated AAA by S&P and Aaa by Moody's. At March 31, 2001, the Company had approximately $3.5 billion of debt outstanding under the ABS Facility and had approximately $1.4 billion of additional credit available for rental vehicle purchases.

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

On March 2, 2001, one of the Company's vehicle rental financing subsidiaries issued $750 million of Series 2001-1 Floating Rate Rental Car Asset-Backed Notes (Series 2001-1 Notes). The notes are secured by the Company's vehicles. Anticipated principal repayment on the Notes commence in November 2003 through April 2004. The interest rate with respect to the Series 2001-1 Notes is equal to LIBOR plus 20 basis points per annum. The Series 2001-1 Notes are guaranteed under a Surety Bond issued by MBIA and are rated AAA by Standard and Poors and Aaa by Moody's. The Series 2001-1 Notes rank pari pasu with the Variable Funding Note and the Medium Term Notes described above.

Revolving Credit Facility

The Company is party to a Revolving Credit Facility which provides borrowings up to $450 million which includes a letter of credit facility of $150 million. At March 31, 2001, $20.4 million was available under this facility.

Other Facilities

Borrowings for the Company's other international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company guarantees only the borrowings of its rent a car subsidiary in Argentina and Puerto Rico which had outstanding debt of $13.0 million at March 31, 2001. At March 31, 2001, the total debt for the Company's other international operations was approximately $136.9 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

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

Forward Looking Information

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions; and other risks which were detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 2000. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report.

ITEM 3: QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Financial Disclosures About Market Risk

The Company has derivative financial instruments at March 31, 2001 that are sensitive to changes on its debt obligations and on its interest rate swap agreements. The following derivative instruments' agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate fluctuations under its asset backed debt, the Company has entered into a domestic interest rate cap agreement with a duration of up to 6 years. The agreements have a notional value of $2 billion, and establishes the domestic interest rate ceiling on asset-backed vehicle financing of 7.5%. Offsetting interest rate cap agreements with a notional value of $2 billion have been sold in order to reduce the cost of acquiring the cap agreements.

(b) The Company has also entered into U.S. and foreign interest rate swap agreements. Swap agreements which effectively convert floating rates of interest to fixed rates of interest on the Company's debt have an aggregate notional value of $1.89 billion and terminate through April 2004.

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

                                        Avis Group Holdings, Inc.
                                        -------------------------
                                              (Registrant)


Dated: May 15, 2001                   By:  /s/ Kevin M. Sheehan
                                           -------------------------------------
                                           President-Corporate and Business
                                           Affairs and Chief Financial Officer
                                           (principal financial officer)


Dated: May 15, 2001                   By:  /s/ Kurt Freudenberg
                                           -------------------------------------
                                           Senior Vice President and Controller
                                           (principal accounting officer)

ITEM: 6(b) REPORTS ON FORM 8-K

o On January 24, 2001, Avis Group Holdings announced that on February 28, 2001 a special shareholder meeting was called to vote on the adoption of the Agreement and Plan of Merger with the Cendant Corporation, dated November 11, 2000.

o On January 30, 2001, Avis Group Holdings, Inc. issued a press release reporting results for the fourth quarter and full year 2000 announcing that it expected the Cendant acquisition to close on March 1, 2001.

o On March 9, 2001, the Company made notification of a change in control of the Registrant, whereby Cendant Corporation acquired all of the issued and outstanding Class A Common stock of Avis Group Holdings not previously held by Cendant pursuant to a merger agreement dated November 11, 2000.