Form 10-Q
period 2001-06-30
AVIS GROUP HOLDINGS INC
filed 2001-08-14
CIK 1040445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
(MARK ONE)

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

                                                                               PAGE
                                                                               ----
        Consolidated Statements of:
          Operations for the three months ended June 30, 2001
          and June 30, 2000....................................................  1

          Operations for the period March 1, 2001 (Date of Acquisition) to
          June 30, 2001, the two months ended February 28, 2001 and the six months ended June 30, 2000.......................................  2

          Financial Position as of June 30, 2001
          and December 31, 2000................................................  3

          Cash Flows for the period March 1, 2001 (Date of Acquisition)
          to June 30, 2001, the two months ended February 28, 2001
          and the six months ended June 30, 2000...............................  4

          Notes to the Condensed Consolidated
          Financial Statements ................................................  5-22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.............................................................  23-30

ITEM 3. QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES
        ABOUT MARKET RISKS.....................................................  31

                                 PART II. OTHER

ITEM 6(b). REPORTS ON FORM 8-K ................................................  33

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           PREDECESSOR COMPANIES
                                                                                           ---------------------
                                                                         THREE MONTHS           THREE MONTHS
                                                                            ENDED                   ENDED
                                                                        JUNE 30, 2001           JUNE 30, 2000
                                                                       ----------------    ---------------------
Revenue ...........................................................      $    628,893            $    666,597
                                                                         ------------            ------------

Cost and expenses:
Direct operating, net .............................................           231,693                 229,314
Vehicle depreciation and lease charges, net .......................           173,664                 172,096
Selling, general and administrative ...............................           116,540                 119,536
Interest, net .....................................................            70,476                 101,966
Non-vehicle depreciation and amortization .........................             5,228                   4,830
Amortization of cost in excess of net assets acquired and other
     intangibles ..................................................             7,640                   3,122
                                                                         ------------            ------------
                                                                              605,241                 630,864
                                                                         ------------            ------------
Income from continuing operations before provision
    for income taxes ..............................................            23,652                  35,733

Provision for income taxes ........................................            13,753                  16,510
                                                                         ------------            ------------

Income from continuing operations .................................             9,899                  19,223

Income from discontinued operations, net of income taxes of $14,116                                    18,209
                                                                         ------------            ------------

Net income ........................................................             9,899                  37,432
Preferred stock dividends .........................................                                     4,667
                                                                         ------------            ------------
Earnings applicable to common stockholders ........................      $      9,899            $     32,765
                                                                         ============            ============

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 PREDECESSOR COMPANIES
                                                                                        -------------------------------------
                                                                  MARCH 1, 2001           TWO MONTHS              SIX MONTHS
                                                              (DATE OF ACQUISITION)          ENDED                   ENDED
                                                                        TO                FEBRUARY 28,             JUNE 30,
                                                                  JUNE 30, 2001               2001                   2000
                                                              ---------------------     --------------          -------------
Revenue .................................................         $    846,889          $      385,821          $   1,255,473
                                                                  ------------          --------------          -------------
Costs and expenses:
Direct operating, net ...................................              310,365                 173,830                456,008
Vehicle depreciation and lease charges, net .............              228,759                 111,966                319,328
Selling, general and administrative .....................              154,115                  83,229                234,139
Interest , net ..........................................               96,109                  52,792                191,236
Non-vehicle depreciation and amortization ...............                6,785                   4,154                  9,613
Amortization of cost in excess of net assets acquired
  and other intangibles .................................               10,510                   2,087                  6,281
                                                                  ------------          --------------          -------------
                                                                       806,643                 428,058              1,216,605
                                                                  ------------          --------------          -------------
Income (loss) from continuing operations before provision
  (benefit) for income taxes ............................               40,246                 (42,237)                38,868

Provision (benefit) for income taxes ....................               21,652                 (15,783)                17,403
                                                                  ------------          --------------          -------------

Income (loss) from continuing operations ................               18,594                 (26,454)                21,465

Income from discontinued operation, net of
  income taxes of $5,045 for the two months ended
  February 28, 2001 and $29,248 for the six months
  ended June 30, 2000 ...................................                                        4,947                 35,553

Cumulative effect from prior years (through December 31,
  2000) of change in accounting principle for derivative
  instruments, net of income tax benefit of $3,331 ......                                       (7,612)
                                                                  ------------          --------------          -------------
Net income (loss) .......................................               18,594                 (29,119)                57,018
Preferred stock dividends ...............................                                        3,270                  9,335
                                                                  ------------          --------------          -------------
Earnings (loss) applicable to common stockholders .......         $     18,594          $      (32,389)         $      47,683
                                                                  ============          ==============          =============

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                                    PREDECESSOR
                                                                                     COMPANIES
                                                                                 -----------------
                                                             JUNE 30, 2001       DECEMBER 31, 2000
                                                             -------------       -----------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents ...........................         $    22,408          $    80,368
Accounts receivable, net ............................             375,660              508,328
Prepaid expenses ....................................              58,021               47,924
Property and equipment, net .........................             200,580              181,504
Other assets ........................................              30,330               78,972
Net assets of discontinued operation ................                                  880,300
Deferred income tax assets, net .....................             443,730              349,268
Customer lists ......................................              19,498
Cost in excess of net assets acquired, net ..........           1,220,893              453,450

Assets under management programs:
   Restricted cash ..................................             154,153              167,482
   Vehicles .........................................           4,095,323            3,761,454
                                                              -----------          -----------
                                                                4,249,476            3,928,936
                                                              -----------          -----------

    Total assets ....................................         $ 6,620,596          $ 6,509,050
                                                              ===========          ===========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Accounts payable ....................................         $   311,486          $   283,556
Accrued liabilities .................................             330,370              263,277
Due to Cendant Corporation and affiliates, net ......             377,036               36,117
Public liability, property damage and other insurance
   liabilities, net .................................             224,985              247,567
Non vehicle debt ....................................             600,788              730,333

Liabilities under management programs:
   Vehicle debt .....................................           3,984,905            3,816,682
   Deferred income taxes ............................             371,949              376,404
                                                              -----------          -----------
                                                                4,356,854            4,193,086
                                                              -----------          -----------

    Total liabilities ...............................           6,201,519            5,753,936
                                                              -----------          -----------

Commitments and contingencies:

Common stock
Class A Common stock ................................                                      359
Additional paid-in-capital ..........................             156,065              593,829
Retained earnings ...................................             266,953              277,460
Treasury stock ......................................                                  (96,538)
Accumulated comprehensive loss ......................              (3,941)             (19,996)
                                                              -----------          -----------
    Total common stockholders' equity ...............             419,077              755,114
                                                              -----------          -----------

    Total liabilities and common stockholders' equity         $ 6,620,596          $ 6,509,050
                                                              ===========          ===========

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  PREDECESSOR COMPANIES
                                                                                                ---------------------------
                                                                            MARCH 1, 2001       TWO MONTHS      SIX MONTHS
                                                                        (DATE OF ACQUISITION)      ENDED           ENDED
                                                                                 TO             FEBRUARY 28,     JUNE 30,
                                                                            JUNE 30, 2001          2001            2000
                                                                        ---------------------   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................................          $    18,594       $ (29,119)      $    57,018
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes operating assets and liabilities: ..........................                                    7                21
   Non-vehicle depreciation and amortization .......................               17,349           7,152            21,218
   Accounts receivable .............................................              (11,623)         26,476           (47,511)
   Accounts payable ................................................              (18,937)        (33,889)            5,983
   Due to Cendant-trading accounts .................................              (38,046)        (45,096)           40,859
   Accrued liabilities .............................................               (3,789)          1,486           (17,492)
   Other, net ......................................................               (8,681)         (8,091)          (24,854)
Management programs:
   Vehicle depreciation ............................................              214,575         105,928           304,800
   Restricted cash .................................................                2,351          10,978           (45,081)
   Current and deferred income taxes ...............................               13,808         (17,744)            7,403
                                                                              -----------       ---------       -----------
                                                                                  230,734          99,162           267,122
                                                                              -----------       ---------       -----------

   Net cash provided by operating activities .......................              185,601          18,081           302,343
                                                                              -----------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
      Payments for vehicle additions ...............................           (1,908,093)       (943,102)       (2,750,798)
      Vehicle deletions ............................................            1,549,727         813,460         1,841,090
Payments for additions to property and equipment ...................              (17,617)         (3,278)          (19,432)
Retirements of property and equipment ..............................                2,795            (380)            5,522
Payment for purchase of rental car franchise licensees .............              (19,047)
Increase in net assets and preferred stock of discontinued operation                                 (291)          (35,443)
Net cash used in investing activities ..............................             (392,235)       (133,591)         (959,061)
                                                                              -----------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
   Changes in vehicle debt:
      Proceeds .....................................................              916,633         132,294           677,656
      Repayments ...................................................             (786,470)        (31,087)
                                                                              -----------       ---------       -----------
      Net increase in vehicle debt .................................              130,163         101,207           677,656
Changes in non-vehicle debt:
Proceeds ...........................................................              140,000                            86,000
Repayments .........................................................             (457,806)            (77)          (96,715)
                                                                              -----------       ---------       -----------
Net decrease in non-vehicle debt ...................................             (317,806)            (77)          (10,715)
Due to Cendant-intercompany financing, net .........................              354,928
Payments for debt issuance costs ...................................               (4,231)            (12)           (5,127)
Other ..............................................................                                  140
                                                                              -----------       ---------       -----------
Net cash provided by financing activities ..........................              163,054         101,258           661,814
                                                                              -----------       ---------       -----------

Effect of exchange rate changes on cash ............................                 (117)            (11)             (175)
                                                                              -----------       ---------       -----------
Net increase (decrease) in cash and cash equivalents ...............              (43,697)        (14,263)            4,921
Cash and cash equivalents at beginning of period ...................               66,105          80,368            31,901
                                                                              -----------       ---------       -----------
Cash and cash equivalents at end of period .........................          $    22,408       $  66,105       $    36,822
                                                                              ===========       =========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid .................................................          $   108,764       $  44,315       $   199,869
                                                                              ===========       =========       ===========

Cash income taxes paid .............................................          $     8,889       $   1,962       $     9,154
                                                                              ===========       =========       ===========

Businesses acquired:
Fair value of assets acquired, net of cash acquired of $182 ........          $    21,542
Liabilities assumed ................................................                2,495
                                                                              -----------
Net cash paid for acquisitions .....................................          $    19,047
                                                                              ===========

          See notes to the condensed consolidated financial statements

                            AVIS GROUP HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

GENERAL

Prior to March 1, 2001, the accompanying condensed consolidated financial statements include Avis Group Holdings, Inc. and its subsidiaries (the "Predecessor" or "Predecessor Companies"), Avis Rent A Car System, Inc. ("Vehicle Rental"), Avis Fleet Leasing and Management Corp. ("Vehicle Leasing") and Reserve Claims Management Co. On November 11, 2000, Cendant Corporation ("Cendant") entered into an Agreement and Plan of Merger with the Predecessor (the "Cendant Merger Agreement") whereby Cendant would acquire all of the outstanding shares of the Predecessor's Class A Common stock that were not owned by Cendant at the price of $33.00 per share, in cash and convert certain Avis Group Holdings, Inc. stock options to Cendant stock options which were valued at approximately $17 million (the "Cendant Consideration"). Pursuant to the Cendant Merger Agreement, all outstanding and unexercised options to purchase Class A Common stock of the Predecessor were either cancelled upon the merger in exchange for a cash payment equal to the excess of the merger consideration over the per share exercise price of each option or converted into options to purchase Cendant common stock. Approximately 24.9 million outstanding shares of the Predecessor's Class A Common stock were not owned by Cendant and approximately 6.7 million unexercised non-converted options were outstanding at February 28, 2001. The merger was approved on February 28, 2001, by a majority of the Predecessor's shareholders who were unaffiliated with Cendant and closed on March 1, 2001 (the "Date of Acquisition") at a cost to Cendant of approximately $994 million, including $40 million of transaction costs and expenses (the "Acquisition"). Concurrent with the Acquisition, Avis Group Holdings, Inc.'s common stock was recapitalized. As a result of the recapitalization, 10,000 shares were authorized, of which 5,537 shares were issued and outstanding at March 1, 2001 and June 30, 2001. These shares, which have a par value of $0.01 per share, are 100% owned by a subsidiary of Cendant. In addition, Avis Group Holdings, Inc. sold its investment in Vehicle Leasing to PHH Corporation ("PHH Corp."), a wholly-owned subsidiary of Cendant for $800 million. The proceeds from the sale were used to retire acquisition indebtedness (see Note 4). Accordingly, the unaudited condensed consolidated financial statements for the period from the Date of Acquisition through June 30, 2001 and the three months ended June 30, 2001 include the consolidated accounts of Avis Group Holdings, Inc., Avis Rent A Car System, Inc. and Reserve Claims Management Co., (collectively referred to as the "Company" or "Successor Company"). As a result of the sale of Vehicle Leasing to PHH Corp., the Condensed Consolidated Statements of Operations for the two months ended February 28, 2001 and the three and six months ended June 30, 2000 of the Predecessor present Vehicle Leasing as a discontinued operation, net of the related provision for income taxes (see Note 2). The Series A, B, and C Preferred stock, which was originally issued by Vehicle Leasing, is excluded from the Successor Company's Condensed Statement of Financial Position at June 30, 2001.

The Acquisition was accounted for under the purchase method. The purchase price has been allocated among the Predecessor Companies based upon their estimated fair values at the Date of Acquisition. Because of this purchase price allocation, the condensed consolidated financial statements of the Predecessor Companies are not comparable to the condensed consolidated financial statements of the Successor Company.

The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill which is being amortized over 40 years on a straight-line basis until the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (see below). The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration costs have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows (in thousands):

                                                                                            AMOUNT
                                                                                         -----------
Cash consideration ................................................................      $   937,554
Fair value of converted options ...................................................           17,000
Transaction costs and expenses ....................................................           40,000
                                                                                         -----------
Total purchase price ..............................................................          994,554
Book value of Cendant's existing net investment in Avis Group .....................          408,957
                                                                                         -----------
Cendant's basis in Predecessor Companies ..........................................        1,403,511
Portion of basis attributable to Vehicle Leasing ..................................       (1,000,000)
                                                                                         -----------
Cendant's basis in the Successor Company ..........................................          403,511
Intercompany loan assumed by Successor Company ....................................         (137,554)
                                                                                         -----------
Cendant's adjusted basis in Successor Company .....................................          265,957
Fair value of liabilities assumed in excess of assets acquired of Successor Company          948,705
                                                                                         -----------
Excess purchase price over net assets acquired ....................................      $ 1,214,662
                                                                                         ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Certain prior period amounts have been reclassified for comparability.

In management's opinion, the condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The condensed consolidated financial statements should be read in conjunction with the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2000.

CHANGE IN ACCOUNTING PRINCIPLE FOR DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended. SFAS No. 133, establishes accounting and reporting standards for derivative instruments, including freestanding and embedded derivatives, and for hedging activities. The Company has recorded all such derivatives at fair value at January 1, 2001.

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

RECENT ACCOUNTING STANDARDS

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date is Statement of Financial Accounting Standards ("SFAS") SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets".

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby prohibiting the use of the pooling-of-interests method, and additional disclosures regarding the primary reasons for a business combination, the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption and other information about goodwill and intangible assets when the amount of these assets are material. Additionally, this statement provides new criteria, which applies to business combinations completed after June 30, 2001, to determine which acquired intangible assets should be recognized separately from goodwill. Those intangible assets, recognized separately from goodwill, will be amortized over their estimated useful lives.

SFAS No. 142 requires that goodwill and certain intangible assets, acquired in transactions completed after June 30, 2001, no longer be subject to amortization over their estimated useful lives. The Company will be required to assess these assets for potential impairment periodically, and more frequently if circumstances indicate a possible impairment. The statement also requires the Company to continue to amortize goodwill and certain intangible assets existing at June 30, 2001 through December 31, 2001. The provisions of the statement are required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in the Company's balance sheet at the date, regardless of when those assets were initially recognized.

                           AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION (CONTINUED)

During the four months ended June 30, 2001, the Company recorded amortization expense related to these assets of $10.5 million. During the two months ended February 28, 2001, and the years ended December 31, 2000 and December 31, 1999 amortization expense related to the intangible assets of the predecessor company excluding the discontinued operation was $2.1 million, $12.5 million, and $12.6 million, respectively.

NOTE 2-DISCONTINUED OPERATION

In connection with the acquisition of the Company by Cendant on March 1, 2001, the Company sold its investment in Vehicle Leasing for $800 million to PHH Corp. (see Note 1). No gain or loss was recognized on the sale.

Summarized financial data of the discontinued operation of the Predecessor is as follows (in thousands):

                                                                                           VEHICLE LEASING
                                                                         ----------------------------------------------------
                                                                             TWO MONTHS       SIX MONTHS        THREE MONTHS
                                                                                ENDED            ENDED              ENDED
                                                                         FEBRUARY 28, 2001   JUNE 30, 2000      JUNE 30, 2000
                                                                         -----------------   -------------      -------------
Revenue ..............................................................      $    255,548      $    854,028      $    429,871
                                                                            ============      ============      ============

Income before provision for income taxes and cumulative
   effect of change in accounting principle, net of income tax benefit      $      9,992      $     64,801      $     32,325

Provision for income taxes ...........................................             5,045            29,248            14,116
                                                                            ------------      ------------      ------------

Net income ...........................................................      $      4,947      $     35,553      $     18,209
                                                                            ============      ============      ============

Income before provision for income taxes and cumulative effect of change in accounting principle, net of income tax benefit for the two months ended February 28, 2001, the six and three months ended June 30, 2000, include certain intercompany charges from the Predecessor Companies. These charges seek to reimburse the Predecessor Companies for the costs it had incurred on behalf of Vehicle Leasing as follows (in thousands):

                                                                             TWO MONTHS       SIX MONTHS       THREE MONTHS
                                                                                ENDED            ENDED             ENDED
                                                                          FEBRUARY 28, 2001  JUNE 30, 2000     JUNE 30, 2000
                                                                          -----------------  -------------     -------------
Interest on intercompany loans ........................................     $        342      $      6,387      $      3,053

Employee benefits costs ...............................................              963             2,825             1,397
                                                                            ------------      ------------      ------------
                                                                            $      1,305      $      9,212      $      4,450
                                                                            ============      ============      ============

Net assets of the discontinued operation consist of the following (in thousands):

                                                                 DECEMBER 31, 2000
                                                                 -----------------
Cash ........................................................        $  122,509
Accounts receivable, net ....................................           643,502
Vehicles, net ...............................................         3,205,380
Cost in excess of net assets acquired .......................           873,286
Other assets ................................................           289,675
                                                                     ----------
      Total assets ..........................................         5,134,352
                                                                     ----------

Accounts payable and accrued liabilities ....................           456,784
Deferred income taxes .......................................           432,357
Debt ........................................................         2,975,225
                                                                     ----------
     Total liabilities ......................................         3,864,366
                                                                     ----------

Preferred stock classes A, B, and C .........................           389,686
                                                                     ----------
     Net assets of discontinued operation ...................        $  880,300
                                                                     ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3-COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following (in thousands):

                                                                                                        PREDECESSOR COMPANIES
                                                                               MARCH 1, 2001      ----------------------------------
                                                                          (DATE OF ACQUISITION)      TWO MONTHS         SIX MONTHS
                                                                                    TO                  ENDED              ENDED
                                                                              JUNE 30, 2001       FEBRUARY 28, 2001    JUNE 30, 2000
                                                                          ---------------------   -----------------    -------------
Net income (loss) .....................................................          $ 18,594              $(29,119)          $ 57,018
Foreign currency translation adjustment, net of income taxes ..........            (1,175)               (1,775)           (27,820)
Cumulative effect from change in accounting principle for
   derivative instruments, net of income taxes ........................                                   1,229
(Losses) gains on derivative instruments, net of income taxes .........            (2,766)                  813
                                                                                 --------              --------           --------
Comprehensive income (loss) ...........................................          $ 14,653              $(28,852)          $ 29,198
                                                                                 ========              ========           ========

NOTE 4-FINANCING AND DEBT

Debt outstanding consists of the following (in thousands):

                                                                                                          PREDECESSOR
                                                                                                           COMPANIES
                                                                                                         -------------
                                                                                      JUNE 30,            DECEMBER 31,
                                                                                        2001                  2000
                                                                                     ----------           ------------
VEHICLE DEBT
Commercial Paper Notes ....................................................          $  129,985            $  919,800
Short-term notes-foreign ..................................................             214,920               196,882
Series 1997-A-2 asset-backed Medium Term Notes due May through
    October 2002 at 6.40% .................................................             850,000               850,000
Series 1998-1 asset-backed Medium Term Notes due December 2004 through
    May 2005 at 6.14% .....................................................             600,000               600,000
Series 2000-1 floating rate Rental Car Asset-Backed Notes due
    February 2003 through July 2003 .......................................             250,000               250,000
Series 2000-2 floating rate Rental Car Asset-Backed Notes due
     March 2007 through August 2007 .......................................             300,000               300,000
Series 2000-3 floating rate Rental Car Asset-Backed Notes due
     May 2003 through October 2003 ........................................             200,000               200,000
Series 2000-4 floating rate Rental Car Asset-Backed Notes due
     June 2005 through November 2005 ......................................             500,000               500,000
Series 2001-1 floating rate Rental Car Asset-Backed Notes due
     November 2003 through April 2004 .....................................             750,000
Series 2001-2 auction rate Rental Car Asset-Backed Notes due May 2007 .....             190,000
                                                                                     ----------            ----------
        TOTAL VEHICLE DEBT ................................................           3,984,905             3,816,682
                                                                                     ----------            ----------

NON-VEHICLE DEBT
Senior Subordinated Notes due May 2009 at 11.00% ..........................             595,690               500,000
Revolving credit facility due June 2005 ...................................                                   225,000
Other .....................................................................               5,098                 5,333
                                                                                     ----------            ----------
        TOTAL NON-VEHICLE DEBT ............................................             600,788               730,333
                                                                                     ----------            ----------
        TOTAL DEBT ........................................................          $4,585,693            $4,547,015
                                                                                     ==========            ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4-FINANCING AND DEBT (CONTINUED)

On March 2, 2001, one of the Company's vehicle rental financing subsidiaries issued $750 million of Series 2001-1 Floating Rate Rental Car Asset Backed Notes ("Series 2001-1 Notes"). The Series 2001-1 Notes are secured by the Company's vehicles. Anticipated principal repayment on the Series 2001-1 Notes commence in November 2003 through April 2004. The interest rate with respect to the Series 2001-1 Notes is equal to LIBOR plus 20 basis points per annum. The Series 2001-1 Notes are guaranteed under a Surety Bond issued by MBIA and are rated AAA by Standard and Poor's rating services and Aaa by Moody's Investor Service, Inc. The Series 2001-1 Notes rank pari pasu with the Company's variable funding notes and the medium term notes.

On May 17, 2001, one of the Company's vehicle rental financing subsidiaries issued $125 million of Series 2001-2 Auction Rate Notes (the "Series 2001-2 Notes"). The Series 2001-2 Notes are secured by the Company's vehicles. The series 2001-2 Notes were issued in four classes, Class A-1, A-2, A-3 and A-4 with initial issuances of $95 million, $10 million, $10 million and $10 million, respectively. Subsequent to the initial issuance of $125 million auction rate notes, the Company issued $65 million of additional notes which brought the total outstanding series 2001-2 notes to $190 million at June 30, 2001. The Company may issue up to $125 million of Auction Rate Notes per class or $500 million in total. The interest rate on each class will be a market derived rate determined by auction with auctions expected to occur every 35 days. Anticipated principal repayment on the Series 2001-2 Notes is May 2007. The 2001-2 Notes are guaranteed under a Surety Bond issued by Ambac and are rated AAA by Standard & Poor's Ratings Services and Aaa by Moody's Investors Service, Inc. The Series 2001-2 Notes rank pari passu with the Company's variable funding notes and medium term notes.

In connection with the acquisition by Cendant, on March 1, 2001, a fair value of $604.5 million was assigned to the Company's 11% Senior Subordinated Notes due May 2009 ("Senior Subordinated Notes") of which $8.2 million has been accreted to the Condensed Consolidated Statement of Operations since the date of acquisition along with principal repayments of $650,000. The fair value of the notes as of June 30, 2001 was $595.7 million and includes a call premium of $27.5 million if the notes are redeemed during the twelve month period beginning on May 1, 2004.

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS

In connection with the Vehicle Leasing Acquisition on June 30, 1999 and as part of the financing thereof, the Predecessor issued and sold the Senior Subordinated Notes (see Note 5) in a transaction exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured obligations of Avis Group Holdings, Inc. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain Avis Group Holdings, Inc. domestic subsidiaries. Vehicle Leasing and its subsidiaries were released as guarantors under this financing agreement upon Vehicle Leasing's sale to PHH Corp. on March 1, 2001 (see Notes 1 and 2). Accordingly, the following condensed consolidating financial information presents the Condensed Consolidating Statements of Financial Position as of June 30, 2001 and December 31, 2000 and the results of operations for the period March 1, 2001 (Date of Acquisition) to June 30, 2001, six months ended June 30, 2001, the two months ended February 28, 2001, and the three months ended June 30, 2001 and June 30, 2000.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

The Condensed Consolidated Statements of Operations for the two months ended February 28, 2001 and the three and six month periods ended June 30, 2000 present the results of operations of Vehicle Leasing as income from discontinued operations, net of the related income tax provision.

                                                                                AVIS GROUP HOLDINGS, INC
                                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                            THREE MONTHS ENDED JUNE 30, 2001
                                                                                     (IN THOUSANDS)
                                                    ------------------------------------------------------------------------------
                                                                                        NON-                          AVIS GROUP
                                                                    GUARANTOR        GUARANTOR                      HOLDINGS, INC.
                                                      PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    -------------  ------------     ------------     ------------   --------------
Revenue .......................................                      $570,551        $  58,342                         $ 628,893
                                                                     --------        ---------                          --------
Costs and expenses:
Direct operating, net .........................                       206,190           25,503                           231,693
Vehicle depreciation and lease charges, net ...                       161,095           12,569                           173,664
Selling, general and administrative ...........                       108,548            7,992                           116,540
Interest, net .................................       $ 11,809         58,242              425                            70,476
Non-vehicle depreciation and amortization .....                         4,547              681                             5,228
Amortization of cost in excess of net
   assets acquired and other intangibles ......          4,746          2,850               44                             7,640
                                                      --------       --------        ---------                          --------
                                                        16,555        541,472           47,214                           605,241
                                                      --------       --------        ---------                          --------
                                                       (16,555)        29,079           11,128                            23,652
Equity in earnings of subsidiaries ............         28,021          9,528                         $(37,549)
                                                      --------       --------        ---------        --------          --------
Income before provision for income taxes ......         11,466         38,607           11,128         (37,549)           23,652
Provision for income taxes ....................          1,567         10,586            1,600                            13,753
                                                      --------       --------        ---------        --------          --------
Net income ....................................       $  9,899       $ 28,021        $   9,528        $(37,549)         $  9,899
                                                      ========       ========        =========        ========          ========

                                                                                 AVIS GROUP HOLDINGS, INC
                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                  (PREDECESSOR COMPANIES)
                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                                                      (IN THOUSANDS)
                                                        ---------------------------------------------------------------------------
                                                                                          NON-                        AVIS GROUP
                                                                        GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                           PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        -----------    ------------   ------------    ------------  ---------------
Revenue .............................................                    $ 608,411       $58,186                      $666,597
                                                                         ---------       -------                       -------
Costs and expenses:
Direct operating, net ...............................                      204,842        24,472                       229,314
Vehicle depreciation and lease charges, net .........                      158,175        13,921                       172,096
Selling, general and administrative .................                      111,700         7,836                       119,536
Interest, net .......................................    $  40,207          60,941           818                       101,966
Non-vehicle depreciation and amortization ...........                        4,161           669                         4,830
Amortization of cost in excess of net
   assets acquired and other intangibles ............                        3,078            44                         3,122
                                                         ---------       ---------       -------                      --------
                                                            40,207         542,897        47,760                       630,864
                                                         ---------       ---------       -------                        ------
                                                           (40,207)         65,514        10,426                        35,733
Equity in earnings of subsidiaries ..................       63,406          32,472                    $   (95,878)
                                                         ---------       ---------       -------      -----------     --------
Income from continuing operations before (benefit)
   provision for income taxes .......................       23,199          97,986        10,426          (95,878)      35,733
(Benefit) provision for income taxes ................      (14,233)         28,698         2,045                        16,510
                                                         ---------       ---------       -------      -----------     --------
Income from continuing operations ...................       37,432          69,288         8,381          (95,878)      19,223
Income (loss) from discontinued operation, net of
  income taxes ......................................                       (5,882)       24,091                        18,209
                                                         ---------       ---------       -------      -----------     --------
  Net income ........................................    $  37,432       $  63,406       $32,472      $   (95,878)    $ 37,432
                                                         =========       =========       =======      ===========     ========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                   AVIS GROUP HOLDINGS, INC
                                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                              FOR THE PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO JUNE 30, 2001
                                                                                         (IN THOUSANDS)
                                                          --------------------------------------------------------------------------
                                                                                          NON-                         AVIS GROUP
                                                                        GUARANTOR      GUARANTOR                      HOLDINGS, INC.
                                                             PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                          -----------  ------------   ------------    ------------    --------------
Revenue                                                                 $   767,986   $     78,903                    $    846,889
                                                                        -----------   ------------                    ------------
Costs and expenses:
Direct operating, net...............................                        275,749         34,616                         310,365
Vehicle depreciation and lease charges, net.........                        210,001         18,758                         228,759
Selling, general and administrative.................                        143,494         10,621                         154,115
Interest, net.......................................      $    16,246        79,002            861                          96,109
Non-vehicle depreciation and amortization...........                          5,887            898                           6,785
Amortization of cost in excess of net
   assets acquired and other intangibles............            6,574         3,878             58                          10,510
                                                          -----------   -----------   ------------                    ------------
                                                               22,820       718,011         65,812                         806,643
                                                          -----------   -----------   ------------                    ------------

Equity in earnings of subsidiaries..................           39,223        10,739                   $    (49,962)
                                                          -----------   -----------   ------------    ------------    ------------
Income before (benefit) provision for income taxes .           16,403        60,714         13,091         (49,962)         40,246
(Benefit) provision for income taxes................           (2,191)       21,491          2,352                          21,652
                                                          -----------   -----------   ------------    ------------    ------------
Net income..........................................      $    18,594   $    39,223   $     10,739    $    (49,962)   $     18,594
                                                          ===========   ===========   ============    ============    ============

                                                                                        AVIS GROUP HOLDINGS, INC
                                                                             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                         (PREDECESSOR COMPANIES)
                                                                                   TWO MONTHS ENDED FEBRUARY 28, 2001
                                                                                             (IN THOUSANDS)
                                                                 -------------------------------------------------------------------
                                                                                              NON-                      AVIS GROUP
                                                                              GUARANTOR    GUARANTOR                  HOLDINGS, INC.
                                                                   PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                                 ---------  ------------  ------------  ------------  --------------
Revenue ......................................................               $ 344,496     $  41,325                    $ 385,821
                                                                              --------     ---------                    ---------
Costs and expenses:
Direct operating, net ........................................                 154,490        19,340                      173,830
Vehicle depreciation and lease charges, net ..................                 102,490         9,476                      111,966
Selling, general and administrative ..........................                  77,866         5,363                       83,229
Interest, net ................................................   $  11,473      40,375           944                       52,792
Non-vehicle depreciation and amortization ....................                   3,707           447                        4,154
Amortization of cost in excess of net
   assets acquired ...........................................                   2,060            27                        2,087
                                                                 ---------    --------     ---------                    ---------
                                                                    11,473     380,988        35,597                      428,058
                                                                 ---------    --------     ---------                    ---------
                                                                   (11,473)    (36,492)        5,728                      (42,237)

Equity (loss) in earnings of subsidiaries ....................     (21,907)     10,898                   $  11,009
Income (loss) from continuing operations before
   (benefit) provision for income taxes ......................     (33,380)    (25,594)        5,728        11,009        (42,237)
(Benefit) provision for income taxes .........................      (4,261)    (12,716)        1,194                      (15,783)
                                                                 ---------    --------     ---------      --------      ---------

Income (loss) from continuing operations .....................     (29,119)    (12,878)        4,534        11,009        (26,454)

(Loss) income from discontinued operations, net of
   income taxes ..............................................                  (6,358)       11,305                        4,947

Cumulative effect from prior years (through December 31, 2000)
   of change in accounting principle for derivative
   instruments, net of income tax benefit ....................                  (2,671)       (4,941)                      (7,612)
                                                                 ---------    --------     ---------      --------      ---------
Net (loss) income ............................................   $ (29,119)   $(21,907)    $  10,898      $ 11,009      $ (29,119)
                                                                 =========    ========     =========      ========      =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                     AVIS GROUP HOLDINGS, INC.
                                                                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                      (PREDECESSOR COMPANIES)
                                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                                                                          (IN THOUSANDS)
                                                        ----------------------------------------------------------------------------

                                                                                           NON-                         AVIS GROUP
                                                                       GUARANTOR        GUARANTOR                     HOLDINGS, INC.
                                                           PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                        -----------    -----------     ------------   ------------    --------------
Revenue ...........................................                    $ 1,134,360     $    121,113                    $  1,255,473
                                                                       -----------     ------------                    ------------
Costs and expenses:
Direct operating, net..............................                        401,713           54,295                         456,008
Vehicle depreciation and lease charges, net........                        289,510           29,818                         319,328
Selling, general and administrative................                        217,692           16,447                         234,139
Interest, net......................................     $    80,249        109,720            1,267                         191,236
Non-vehicle depreciation and amortization..........                          8,252            1,361                           9,613
Amortization of cost in excess of net
   assets acquired.................................                          6,192               89                           6,281
                                                        -----------    -----------     ------------                    ------------
                                                             80,249      1,033,079          103,277                       1,216,605
                                                        -----------    -----------     ------------                    ------------
                                                            (80,249)       101,281           17,836                          38,868

Equity in earnings of subsidiaries.................         107,458         62,027                     $  (169,485)
                                                        -----------    -----------     ------------    -----------     ------------
Income from continuing operations before (benefit)
   provision for income taxes .....................          27,209        163,308           17,836       (169,485)          38,868
(Benefit) provision for income taxes...............         (29,809)        43,218            3,994                          17,403
                                                        -----------    -----------     ------------    -----------     ------------
Income from continuing operations..................          57,018        120,090           13,842       (169,485)          21,465
Income (loss) from discontinued operation, net of
   income taxes....................................                        (12,632)          48,185                          35,553
                                                        -----------    -----------     ------------    -----------     ------------
Net income.........................................     $    57,018    $   107,458     $     62,027    $  (169,485)    $     57,018
                                                        ===========    ===========     ============    ===========     ============

                           AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                AVIS GROUP HOLDINGS, INC.
                                                                                        CONDENSED
                                                                      CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                                                      JUNE 30, 2001
                                                                                     (IN THOUSANDS)
                                                    -------------------------------------------------------------------------------

                                                                                       NON-                            AVIS GROUP
                                                                   GUARANTOR        GUARANTOR                        HOLDINGS, INC.
                                                       PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                    -----------   ------------     ------------     ------------     --------------
ASSETS
Cash and cash equivalents ....................      $       305    $     4,627     $    17,476                        $    22,408
Accounts receivable, net .....................              (12)       169,620         206,052                            375,660
Prepaid expenses .............................                          49,491           8,530                             58,021
Property and equipment, net ..................                         184,683          15,897                            200,580
Investment in consolidated subsidiaries ......          762,718        611,537                       $(1,374,255)
Other assets .................................                          (2,580)         32,910                             30,330
Deferred income tax assets, net ..............          182,559        261,795            (624)                           443,730
Intangible assets - customer lists ...........           19,498                                                            19,498
Cost in excess of net assets acquired, net ...          756,951        461,231           2,711                          1,220,893
Management programs:
   Restricted cash ...........................                               1         154,152                            154,153
   Vehicles, net .............................                         (72,004)      4,167,327                          4,095,323
                                                                   -----------     -----------                         ----------
                                                                       (72,003)      4,321,479                          4,249,476
                                                    -----------    -----------     -----------       -----------       ----------

Total assets .................................      $ 1,722,019    $ 1,668,401     $ 4,604,431       $(1,374,255)      $6,620,596
                                                    ===========    ===========     ===========       ===========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities .....      $    10,151    $   428,508     $   203,197                        $   641,856
Due to Cendant Corporation and affiliates, net          697,101        (33,108)       (286,957)                           377,036
Public liability, property damage and other
   insurance liabilities, net ................                         171,810          53,175                            224,985
Non-vehicle debt .............................          595,690          5,098                                            600,788
Management programs:
   Vehicle debt ..............................                                       3,984,905                          3,984,905
   Deferred income taxes .....................                         333,375          38,574                            371,949
                                                                   -----------     -----------                         ----------
                                                                       333,375       4,023,479                          4,356,854
                                                    -----------    -----------     -----------       -----------       ----------

Common stockholder's equity ..................          419,077        762,718         611,537        (1,374,255)         419,077
                                                    -----------    -----------     -----------       -----------       ----------

Total liabilities and stockholder's equity ...      $ 1,722,019    $ 1,668,401     $ 4,604,431       $(1,374,255)      $6,620,596
                                                    ===========    ===========     ===========       ===========       ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  AVIS GROUP HOLDINGS, INC.
                                                                                          CONDENSED
                                                                        CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                                                   (PREDECESSOR COMPANIES)
                                                                                      DECEMBER 31, 2000
                                                                                        (IN THOUSANDS)
                                                       -----------------------------------------------------------------------------

                                                                                           NON-                         AVIS GROUP
                                                                         GUARANTOR      GUARANTOR                     HOLDINGS, INC.
                                                           PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------     ------------   ------------    ------------  ---------------
ASSETS
Cash and cash equivalents........................      $         73     $    65,602    $     14,693                    $      80,368
Accounts receivable, net.........................               156         172,255         335,917                          508,328
Prepaid expenses.................................                            39,014           8,910                           47,924
Property and equipment, net......................                           167,256          14,248                          181,504
Investment in consolidated subsidiaries..........         2,276,599            (826)                   $ (2,275,773)
Other assets.....................................             1,064          55,304          22,604                           78,972
Net assets of discontinued operation.............          (883,464)      2,086,932        (323,168)                         880,300
Deferred income taxes............................            96,680         249,201           3,387                          349,268
Cost in excess of net assets acquired, net.......                           450,922           2,528                          453,450
Management programs:
   Restricted cash...............................                                           167,482                          167,482
   Vehicles, net.................................                           (50,804)      3,812,258                        3,761,454
                                                                        -----------    ------------                    -------------
                                                                            (50,804)      3,979,740                        3,928,936
                                                       ------------     -----------    ------------    ------------    -------------

Total assets.....................................      $  1,491,108     $ 3,234,856    $  4,058,859    $ (2,275,773)   $   6,509,050
                                                       ============     ===========    ============    ============    =============

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities.........      $     10,994     $   383,754    $    152,085                      $   546,833
Due to Cendant Corporation and affiliates, net...                            36,117                                           36,117
Public liability, property damage and other
   insurance liabilities, net....................                           194,373          53,194                          247,567
Non-vehicle debt.................................           725,000           5,333                                          730,333
Management programs:
   Vehicle debt..................................                                         3,816,682                        3,816,682
   Deferred income taxes.........................                           338,680          37,724                          376,404
                                                                        -----------    ------------                      -----------
                                                                            338,680       3,854,406                        4,193,086
                                                       ------------     -----------    ------------    ------------      -----------

Common stockholder's equity......................           755,114       2,276,599            (826)   $ (2,275,773)         755,114
                                                       ------------     -----------    ------------    ------------      -----------

Total liabilities and common stockholder's equity      $  1,491,108     $ 3,234,856    $  4,058,859    $ (2,275,773)     $ 6,509,050
                                                       ============     ===========    ============    ============      ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                    AVIS GROUP HOLDINGS, INC.
                                                                                            CONDENSED
                                                                              CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO JUNE 30, 2001
                                                                                          (IN THOUSANDS)
                                                              --------------------------------------------------------------------
                                                                                                                      AVIS GROUP
                                                                                            NON-                    HOLDINGS, INC.
                                                                PARENT     GUARANTOR      GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                              ---------   -----------    -----------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................      $  18,594   $    39,223    $    10,739    $ (49,962)   $    18,594
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities: ........        338,443        85,375       (256,811)                    167,007
                                                              ---------   -----------    -----------    ---------    -----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         357,037       124,598       (246,072)     (49,962)       185,601
                                                              ---------   -----------    -----------    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
    Payments for vehicle additions .....................                      (49,032)    (1,859,061)                 (1,908,093)
    Vehicle deletions ..................................                     (180,748)     1,730,475                   1,549,727
Payments for additions to property and equipment .......                      (17,146)          (471)                    (17,617)
Retirements of property and equipment ..................                        2,750             45                       2,795
Payment for purchase of rental car franchise licensees .                      (18,748)          (299)                    (19,047)
Investment in subsidiaries .............................        (39,223)      (10,739)                     49,962
                                                              ---------   -----------    -----------    ---------    -----------
     NET CASH (USED IN) INVESTING ACTIVITIES ...........        (39,223)     (273,663)      (129,311)      49,962       (392,235)
                                                              ---------   -----------    -----------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
    Net (decrease) increase in vehicle debt ............                       (8,744)       138,907                     130,163
Net decrease in non-vehicle debt .......................       (317,650)         (156)                                  (317,806)
Due to Cendant intercompany financing, net .............                      130,078        224,850                     354,928
Payments for debt issuance costs .......................                       (4,231)                                    (4,231)
                                                              ---------   -----------    -----------                 -----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (317,650)      116,947        363,757                     163,054
                                                              ---------   -----------    -----------                 -----------

Effect of exchange rate changes on cash ................                                        (117)                       (117)
                                                              ---------   -----------    -----------    ---------    -----------

Net increase (decrease) in cash and cash equivalents ...            164       (32,118)       (11,743)                    (43,697)
Cash and cash equivalents at beginning of period .......            141        36,745         29,219                      66,105
                                                              ---------   -----------    -----------    ---------    -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $     305   $     4,627    $    17,476    $            $    22,408
                                                              =========   ===========    ===========    =========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash interest paid .................................                                                             $   108,764
                                                                                                                     ===========

    Cash income taxes paid .............................                                                             $     8,889
                                                                                                                     ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                     AVIS GROUP HOLDINGS, INC.
                                                                                             CONDENSED
                                                                               CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                                      (PREDECESSOR COMPANIES)
                                                                            FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001
                                                                                          (IN THOUSANDS)
                                                             -----------------------------------------------------------------------

                                                                                             NON-                       AVIS GROUP
                                                                           GUARANTOR      GUARANTOR                   HOLDINGS, INC.
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             ---------    ------------   ------------   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................     $ (29,119)     $ (21,907)     $  10,898      $  11,009      $ (29,119)
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities: ........       (84,860)        86,236         45,824                        47,200
                                                             ---------      ---------      ---------      ---------      ---------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (113,979)        64,329         56,722         11,009         18,081
                                                             ---------      ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
    Payments for vehicle additions .....................                       (1,843)      (941,259)                     (943,102)
    Vehicle deletions ..................................                      (82,138)       895,598                       813,460
Payments for additions to property and equipment .......                       (2,948)          (330)                       (3,278)
Retirements of property and equipment ..................                         (400)            20                          (380)
Increase (decrease) in net assets and preferred stock of
   discontinued operations .............................                        5,132         (5,423)                         (291)
Investment in subsidiaries .............................        21,907        (10,898)                      (11,009)
                                                             ---------      ---------      ---------      ---------      ---------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        21,907        (93,095)       (51,394)       (11,009)      (133,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
    Net increase (decrease) in vehicle debt ............        92,000             (2)         9,209                       101,207
Net decrease in non-vehicle debt .......................                          (77)                                         (77)
Payments for debt issuance costs .......................                          (12)                                         (12)
Other ..................................................           140                                                         140
                                                             ---------      ---------      ---------                     ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         92,140            (91)         9,209                       101,258
                                                             ---------      ---------      ---------                     ---------

Effect of exchange rate changes on cash ................                                         (11)                          (11)
                                                             ---------      ---------      ---------                     ---------

Net increase (decrease) in cash and cash equivalents ...            68        (28,857)        14,562                       (14,263)
Cash and cash equivalents at beginning of period .......            73         65,602         14,693                        80,368
                                                             ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............     $     141      $  36,745      $  29,219      $      --      $  66,105
                                                             =========      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash interest paid .................................                                                                 $  44,315
                                                                                                                         =========
    Cash income taxes paid .............................                                                                 $   1,962
                                                                                                                         =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                     AVIS GROUP HOLDINGS, INC.
                                                                                             CONDENSED
                                                                               CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                                      (PREDECESSOR COMPANIES)
                                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                                                                          (IN THOUSANDS)
                                                             -----------------------------------------------------------------------
                                                                                            NON-                        AVIS GROUP
                                                                          GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                               PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             ---------   ------------   ------------   ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................     $  57,018    $   107,459    $    62,027    $(169,486)     $  57,018
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities: .......        60,915        847,033       (662,624)           1        245,325
                                                             ---------    -----------    -----------    ---------      ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        117,933        954,492       (600,597)    (169,485)       302,343
                                                             ---------    -----------    -----------    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
    Payments for vehicle additions .....................                       (7,841)    (2,742,957)                 (2,750,798)
    Vehicle deletions ..................................                     (271,269)     2,112,359                   1,841,090
Payments for additions for property and equipment ......                      (18,352)        (1,080)                    (19,432)
Retirements of property and equipment ..................                        5,145            377                       5,522
(Decrease) increase in net assets and preferred stock of
    discontinued operations ............................                     (602,073)       566,630                     (35,443)
Investment in subsidiaries .............................      (107,458)       (62,027)                    169,485
                                                             ---------    -----------    -----------    ---------      ---------
     NET CASH (USED IN) INVESTING ACTIVITIES ...........      (107,458)      (956,417)       (64,671)     169,485       (959,061)
                                                             ---------    -----------    -----------    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
    Net increase in (repayment of) vehicle debt ........                                     677,656                     677,656
Net decrease in non-vehicle debt .......................       (10,500)          (215)                                   (10,715)
Payments for debt issuance costs .......................                       (5,127)                                    (5,127)
                                                             ---------    -----------    -----------                   ---------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (10,500)        (5,342)       677,656                     661,814
                                                             ---------    -----------    -----------                   ---------

Effect of exchange rate changes on cash ................                                        (175)                       (175)
                                                             ---------    -----------    -----------                   ---------

Net (decrease) increase in cash and cash equivalents ...           (25)        (7,267)        12,213                       4,921
Cash and cash equivalents at beginning of period .......            54         24,797          7,050                      31,901
                                                             ---------    -----------    -----------    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............     $      29    $    17,530    $    19,263    $              $  36,822
                                                             =========    ===========    ===========    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash interest paid .................................                                                               $ 199,869
                                                                                                                       =========
    Cash income taxes paid .............................                                                               $   9,154
                                                                                                                       =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6-SEGMENT INFORMATION

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

Revenue generated from vehicle rental operations is recorded in the country in which a vehicle is rented. EBITDA represents net income, plus, non-vehicle related interest expense, non-vehicle depreciation and amortization and income taxes from vehicle rental operations (in thousands).

GEOGRAPHIC AREAS                                                       THREE MONTHS ENDED JUNE 30, 2001
                                                   ------------------------------------------------------------------------
                                                                   AUSTRALIA/                     OTHER
                                                      UNITED          NEW                        FOREIGN
                                                      STATES        ZEALAND        CANADA       OPERATIONS     CONSOLIDATED
                                                   -----------     ----------     ---------      --------     -------------
Revenue ......................................     $   570,552      $ 24,093      $  26,101      $  8,147      $   628,893
                                                   ===========      ========      =========      ========      ===========
Interest, net ................................     $    68,873      $     90      $   1,282      $    231      $    70,476
                                                   ===========      ========      =========      ========      ===========

EBITDA .......................................     $    42,901      $  3,499      $   4,122      $  1,295      $    51,817
Non-fleet interest ...........................          (9,570)                                                     (9,570)
Intercompany interest ........................          (5,007)                                                     (5,007)
Non-vehicle depreciation and amortization ....         (12,126)         (267)          (313)         (162)         (12,868)
Corporate allocations ........................            (720)                                                       (720)
                                                   -----------      --------      ---------      --------      -----------
Income before provision for income taxes .....          15,478         3,232          3,809         1,133           23,652
Provision for income taxes ...................          12,151           203          1,119           280           13,753
                                                   -----------      --------      ---------      --------      -----------
Net income ...................................     $     3,327      $  3,029      $   2,690      $    853      $     9,899
                                                   ===========      ========      =========      ========      ===========

Vehicles, net ................................     $ 3,739,826      $ 47,495      $ 274,287      $ 33,715      $ 4,095,323
                                                   ===========      ========      =========      ========      ===========
Debt .........................................     $ 4,370,773      $ 15,867      $ 190,911      $  8,142      $ 4,585,693
                                                   ===========      ========      =========      ========      ===========
Total assets .................................     $ 6,154,458      $ 78,458      $ 321,763      $ 65,917      $ 6,620,596
                                                   ===========      ========      =========      ========      ===========
Capital expenditures for vehicles and property
    and equipment ............................     $ 1,291,851      $  6,941      $ 128,442      $  3,014      $ 1,430,248
                                                   ===========      ========      =========      ========      ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6-SEGMENT INFORMATION (CONTINUED)

GEOGRAPHIC AREAS                                                               THREE MONTHS ENDED JUNE 30, 2000
                                                                                    (PREDECESSOR COMPANIES)
                                                         -------------------------------------------------------------------------
                                                                          AUSTRALIA/                      OTHER
                                                           UNITED             NEW                        FOREIGN
                                                           STATES           ZEALAND        CANADA       OPERATIONS    CONSOLIDATED
                                                         -----------      ----------      --------      ----------    ------------
Revenue ...........................................      $   608,410       $ 25,486       $ 24,670       $  8,031     $   666,597
                                                         ===========       ========       ========       ========     ===========
Interest and minority interest expense, net .......      $    99,969       $     86       $  1,794       $    117     $   101,966
                                                         ===========       ========       ========       ========     ===========

EBITDA ............................................      $    76,868       $  4,483       $  3,776       $  1,469     $    86,596
Non-fleet interest ................................          (35,998)                                                     (35,998)
Non-vehicle depreciation and amortization .........          (14,132)          (299)          (297)          (137)        (14,865)
Income before provision for income taxes and
   income from discontinued operations, net of           -----------       --------       --------       --------     -----------
   provision for income taxes .....................           26,738          4,184          3,479          1,332          35,733
                                                         -----------       --------       --------       --------     -----------
Provision for income taxes ........................           14,465            830            864            351          16,510
                                                         -----------       --------       --------       --------     -----------
Income from continuing operations .................           12,273          3,354          2,615            981          19,223
                                                         -----------       --------       --------       --------     -----------
Income from discontinued operations, net of
   provision for income taxes of $14,116 ..........            7,975                           962          9,272          18,209
                                                         -----------       --------       --------       --------     -----------
Net income ........................................      $    20,248       $  3,354       $  3,577       $ 10,253     $    37,432
                                                         ===========       ========       ========       ========     ===========
Capital expenditures for vehicles and property
    and equipment .................................      $ 1,082,868       $  3,736       $ 99,003       $  2,234     $ 1,187,841
                                                         ===========       ========       ========       ========     ===========

                                                                                   FOR THE PERIOD MARCH 1, 2001
GEOGRAPHIC AREAS                                                             (DATE OF ACQUISITION) TO JUNE 30, 2001
                                                        ----------------------------------------------------------------------------
                                                                         AUSTRALIA/                       OTHER
                                                          UNITED            NEW                          FOREIGN
                                                          STATES          ZEALAND          CANADA       OPERATIONS     CONSOLIDATED
                                                        -----------      ----------      ---------      ----------     -------------
Revenue ..........................................      $   767,987       $ 34,271       $  33,284       $ 11,347       $   846,889
                                                        ===========       ========       =========       ========       ===========
Interest, net ....................................      $    93,826       $    163       $   1,792       $    328       $    96,109
                                                        ===========       ========       =========       ========       ===========

EBITDA ...........................................      $    64,795       $  6,289       $   4,783       $  2,057       $    77,924
Non-fleet interest ...............................          (14,656)                                                        (14,656)
Intercompany interest ............................           (5,007)                                                         (5,007)
Non-vehicle depreciation and amortization ........          (16,319)          (354)           (411)          (211)          (17,295)
Corporate allocations ............................             (720)                                                           (720)
                                                        -----------       --------       ---------       --------       -----------
Income before provision for income taxes .........           28,093          5,935           4,372          1,846            40,246
                                                        -----------       --------       ---------       --------       -----------
Provision for income taxes .......................           19,300            744           1,178            430            21,652
                                                        -----------       --------       ---------       --------       -----------
Net income .......................................      $     8,793       $  5,191       $   3,194       $  1,416       $    18,594
                                                        ===========       ========       =========       ========       ===========

Vehicles, net ....................................      $ 3,739,826       $ 47,495       $ 274,287       $ 33,715       $ 4,095,323
                                                        ===========       ========       =========       ========       ===========
Debt .............................................      $ 4,370,773       $ 15,867       $ 190,911       $  8,142       $ 4,585,693
                                                        ===========       ========       =========       ========       ===========
Total assets .....................................      $ 6,154,458       $ 78,458       $ 321,763       $ 65,917       $ 6,620,596
                                                        ===========       ========       =========       ========       ===========
Capital expenditures for vehicles and property
    and equipment ................................      $ 1,761,127       $ 10,017       $ 150,340       $  4,226       $ 1,925,710
                                                        ===========       ========       =========       ========       ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6-SEGMENT INFORMATION (CONTINUED)

GEOGRAPHIC AREAS                                                             TWO MONTHS ENDED FEBRUARY 28, 2001
                                                                                   (PREDECESSOR COMPANIES)
                                                        ----------------------------------------------------------------------------
                                                                         AUSTRALIA/                       OTHER
                                                           UNITED           NEW                          FOREIGN
                                                           STATES         ZEALAND          CANADA       OPERATIONS     CONSOLIDATED
                                                        -----------      ----------      ---------      ----------     -------------
Revenue ...........................................      $   344,496       $ 21,547       $  13,241       $ 6,537       $   385,821
                                                         ===========       ========       =========       =======       ===========
Interest and minority interest expense, net .......      $    51,062       $    297       $   1,188       $   245       $    52,792
                                                         ===========       ========       =========       =======       ===========

EBITDA ............................................      $   (30,517)      $  4,885       $     576       $ 1,341       $   (23,715)
Non-fleet interest ................................           (8,667)                                                        (8,667)
Non-vehicle depreciation and amortization .........           (9,370)          (187)           (203)          (95)           (9,855)
(Loss) income from continuing operations before          -----------       --------       ---------       -------       -----------
   provision for income taxes .....................          (48,554)         4,698             373         1,246           (42,237)
                                                         -----------       --------       ---------       -------       -----------
(Benefit) provision for income taxes ..............          (16,977)         1,127            (206)          273           (15,783)
                                                         -----------       --------       ---------       -------       -----------
(Loss) income from continuing operations ..........          (31,577)         3,571             579           973           (26,454)
                                                         -----------       --------       ---------       -------       -----------
Income from discontinued operations, net of
   provision for income taxes of $5,045 ...........            4,947                                                          4,947
Cumulative effect of change in accounting
   principle, net of (benefit) for income taxes
   of $3,331 ......................................           (7,552)                           (60)                         (7,612)
                                                         -----------       --------       ---------       -------       -----------
Net (loss) income .................................      $   (34,182)      $  3,571       $     519       $   973       $   (29,119)
                                                         ===========       ========       =========       =======       ===========
Capital expenditures for vehicles and property
   and equipment ..................................      $ 1,272,297       $  9,254       $ 147,545       $ 8,211       $ 1,437,307
                                                         ===========       ========       =========       =======       ===========

GEOGRAPHIC AREAS                                                              SIX MONTHS ENDED JUNE 30, 2000
                                                                                  (PREDECESSOR COMPANIES)
                                                        ----------------------------------------------------------------------------
                                                                         AUSTRALIA/                       OTHER
                                                           UNITED           NEW                          FOREIGN
                                                           STATES          ZEALAND         CANADA       OPERATIONS     CONSOLIDATED
                                                        -----------      ----------      ---------      ----------     -------------
Revenue ..........................................      $ 1,134,360       $ 60,559       $  44,023       $ 16,531       $ 1,255,473
                                                        ===========       ========       =========       ========       ===========
Interest and minority interest expense, net ......      $   187,706       $    354       $   2,858       $    318       $   191,236
                                                        ===========       ========       =========       ========       ===========

EBITDA ...........................................      $   120,294       $ 12,401       $   5,113       $  2,589       $   140,397
Non-fleet interest ...............................          (71,831)                                                        (71,831)
Non-vehicle depreciation and amortization ........          (28,204)          (620)           (598)          (276)          (29,698)
Income from continuing operations before                -----------       --------       ---------       --------       -----------
   provision for income taxes ....................           20,259         11,781           4,515          2,313            38,868
                                                        -----------       --------       ---------       --------       -----------
Provision for income taxes .......................           13,409          2,628             813            553            17,403
                                                        -----------       --------       ---------       --------       -----------
Income from continuing operations ................            6,850          9,153           3,702          1,760            21,465
                                                        -----------       --------       ---------       --------       -----------
Income from discontinued operations, net of
   provision for income taxes of $29,248 .........           14,480                          1,808         19,265            35,553
                                                        -----------       --------       ---------       --------       -----------
Net income .......................................      $    21,330       $  9,153       $   5,510       $ 21,025       $    57,018
                                                        ===========       ========       =========       ========       ===========
Capital expenditures for vehicles and property
    and equipment ................................      $ 2,515,897       $ 23,378       $ 218,589       $ 12,366       $ 2,770,230
                                                        ===========       ========       =========       ========       ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7-DERIVATIVES

The Company's operations are primarily funded through a combination of asset-backed floating rate notes and commercial paper programs in the United States and Canada. Consistent with its historical risk management policies, the Company uses interest rate swaps and caps to hedge interest rate risks on its debt and to create a mix of fixed and floating rate debt.

Certain interest rate swaps have been designated as cash flow hedges of interest rate risk on the Company's floating rate medium-term notes. Certain cash flow hedge contracts extend into 2004. For the two months ended February 28, 2001 and the four months ended June 30, 2001, no ineffectiveness was recognized on these hedges. Amounts accumulated in other comprehensive income (loss) are reclassified into earnings as interest is accrued on the hedged transactions. Over the next 12 months, net losses of approximately $4.5 million are expected to be reclassified from other comprehensive income (loss) into earnings. The amounts accumulated in other comprehensive income (loss) will fluctuate based on changes in the fair value of the Company's derivatives at each reporting period. For the two months ended February 28, 2001 and the four months ended June 30, 2001, there were no amounts reclassified into earnings because of the discontinuation of any hedging relationships.

The majority of the Company's interest rate swaps and caps have not been designated as hedges for accounting purposes. However, these derivatives are being used to economically hedge interest rate risk exposures on the Company's floating rate notes and commercial paper programs. For the two months ended February 28, 2001 and the four months ended June 30, 2001, the net loss recognized on these derivatives was $869,000 and $3,496,000, respectively. These amounts have been included in interest, net.

NOTE 8-RELATED PARTY TRANSACTIONS

Related party charges include allocations from Cendant for services provided to the Company, which consist of (in thousands):

                                     MARCH 1, 2001        TWO MONTHS       SIX MONTHS
                                (DATE OF ACQUISITION)       ENDED            ENDED
                                          TO             FEBRUARY 28,       JUNE 30,
                                     JUNE 30, 2001          2001             2000
                                ----------------------   ------------     -----------
Royalties .....................         $35,810            $16,205         $ 50,219
Reservations ..................          19,186              8,496           28,483
Data processing ...............          20,141             11,395           21,012
Rent and other ................          11,629              1,456            4,036
Interest ......................           7,011
                                        -------            -------         --------
Total .........................         $93,777            $37,552         $103,750
                                        =======            =======         ========

                                                                        PREDECESSOR
                                                                         COMPANIES
                                                                       ------------
                                                   THREE MONTHS        THREE MONTHS
                                                      ENDED                ENDED
                                                     JUNE 30,            JUNE 30,
                                                       2001                2000
                                                   ------------        ------------
Royalties ..............................             $26,610             $26,664
Reservations ...........................              14,655              14,939
Data processing ........................              15,657              12,124
Rent and other .........................              10,833               2,199
Interest ...............................               7,011
                                                     -------             -------
Total ..................................             $74,766             $55,926
                                                     =======             =======

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 8-RELATED PARTY TRANSACTIONS (CONTINUED)

The amounts due to (from) Cendant Corporation and affiliates, net at June 30, 2001 and December 31, 2000 consist of the following balances (in thousands):

                                                                       PREDECESSOR
                                                                        COMPANIES
                                                            JUNE 30,   DECEMBER 31,
                                                              2001         2000
                                                            --------   ------------
Due from Cendant, short term funding and trading, net .    $(127,912)    $36,117
Due to Cendant-working capital ........................      143,633
Due to Cendant-long term ..............................      380,000
Due from other Cendant affiliates, net ................      (18,685)
                                                           ---------     -------
Total due to Cendant Corporation and affiliates, net ..    $ 377,036     $36,117
                                                           =========     =======

In connection with the Acquisition, Avis Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of PHH Corp., borrowed $937 million from PHH Corp., a wholly-owned subsidiary of Cendant. Concurrent with the Acquisition, Acquisition Corp. was merged into Avis Group Holdings, Inc. with the Company becoming the surviving entity Immediately after the Acquisition, Avis Group Holdings, Inc. sold all of the stock of Fleet Leasing to PHH Corp. for $800 million. The proceeds of the sale were used by Avis Group Holdings, Inc. to reduce its note payable to PHH Corp. from $937 million to $137 million. Following such sale, the stock of Avis Group Holdings, Inc. acquired in the Acquisition was dividended by PHH Corporation to Cendant Finance Holding Corporation ("CFHC") and, through a series of internal transfers, to Cendant Car Holdings, LLC. The note payable to PHH Corp. remaining due from Avis, in the amount of $137 million, was transferred by PHH Corp. to CFHC, where it remains.

During the quarter ended June 30, 2001, the Company repaid its outstanding borrowings under the Revolving Credit Facility (see Note 5). Subsequent to the repayment, the Company relies on Cendant to fund its working capital needs. The intercompany borrowings bear interest at a market rate based on LIBOR. On June 29, 2001, Cendant made a capital contribution to the Company by forgiving $125 million of intercompany debt. As of June 30, 2001, $143.6 million of borrowings are related to working capital and $380 million is long-term in nature and are related to the acquisition of the Company by Cendant. These borrowings are not expected to be repaid before December 31, 2001.

On June 29, 2001, one of the Company's vehicle financing subsidiaries amended its loan agreements to allow Cendant to borrow $155 million of its restricted cash. In turn, Cendant provided a demand note to this subsidiary and secured the demand note with letters of credit. The loan to Cendant is included in due from Cendant, short-term funding and trading, net.

NOTE 9-INCOME TAXES

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

Management believes that a more meaningful comparison is made when the vehicle rental pro-forma results of operations for the six and three months ended June 30, 2001 are compared to the pro-forma results of operations for the six and three months ended June 30, 2000. These pro-forma statements give effect to the Acquisition of the Company by Cendant (see Note 1 of the Notes to the Condensed Consolidated Financial Statements contained herein), and the retirement of Term Loans A, B, and C in the amount of $991.5 million from the proceeds of the sale of the vehicle leasing operations in Europe and the repayment of intercompany indebtedness, including the related interest expense, as if they had occurred on January 1, 2000.

Management evaluates the Company's performance based upon a modified earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization calculations. For this purpose, Adjusted EBITDA is defined as earnings before non-vehicle interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

REVENUE
      Revenue is recognized over the period the vehicle is rented.

COSTS AND EXPENSES
      Vehicle rental expenses include:

            o Direct operating expenses (primarily field operations' wages and related benefits, concessions and commissions paid to airport authorities, vehicle insurance premiums and other costs relating to the operation of rental locations and the rental fleet).
            o Vehicle depreciation and lease charges relating to the rental fleet.
            o Selling, general and administrative (including wages and related benefits, information processing and information services).
            o     Vehicle interest.

NET INCOME
Vehicle rental profitability is primarily a function of the number of rental transactions, pricing of rental transactions and utilization of the rental fleet.

CORPORATE
Expenses included are interest on non-vehicle debt and amortization of cost in excess of net assets acquired and other intangible assets.

The following discussion and analysis provides information that management believes to be relevant to understanding the Company's financial position and results of operations:

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

RESULTS OF OPERATIONS

PRO-FORMA RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO PRO-FORMA RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000.

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (in thousands):

                                                         PRO-FORMA                                     PRO-FORMA
                                               SIX MONTHS ENDED JUNE 30, 2001                 SIX MONTHS ENDED JUNE 30, 2000
                                        -------------------------------------------     ---------------------------------------
                                          VEHICLE                                        VEHICLE
                                           RENTAL        CORPORATE         TOTAL          RENTAL       CORPORATE       TOTAL
                                        -----------     -----------     -----------     ----------    -----------   -----------
Revenue ............................    $ 1,232,710                     $ 1,232,710    $ 1,255,473                  $ 1,255,473
                                        -----------                     -----------     ----------                  -----------
Costs and expenses:
  Direct operating .................        484,195                         484,195        456,008                      456,008
  Vehicle depreciation and
       lease charges, net ..........        340,725                         340,725        319,328                      319,328
   Selling, general and
       administrative ..............        237,345                         237,345        234,343                      234,343
   Vehicle interest, net ...........        115,935                         115,935        107,170                      107,170
                                        -----------                     -----------     ----------                  -----------
                                          1,178,200                       1,178,200      1,116,849                    1,116,849
                                        -----------                     -----------     ----------                  -----------
Adjusted EBITDA ....................         54,510                          54,510        138,624                      138,624
Interest on non-vehicle debt .......          7,713     $    17,046          24,759          5,411    $    20,942        26,353
Interest on intercompany debt ......          3,541           1,466           5,007
Amortization of cost in excess of
      net assets acquired ..........          6,023           9,691          15,714          6,281          9,433        15,714
Non-vehicle depreciation and
      amortization .................         10,939                          10,939          9,613                        9,613
                                        -----------     -----------     -----------     ----------    -----------   -----------
Income (loss) before provision
      (benefit) for income taxes ...    $    26,294     $   (28,203)         (1,909)    $  117,319    $   (30,375)       86,944
                                        ===========     ===========                     ==========    ===========
(Benefit) provision for income taxes                                         (1,027)                                     39,560
                                                                        -----------                                 -----------
Net (loss) income ..................                                    $      (882)                                $    47,384
                                                                        ===========                                 ===========

VEHICLE RENTAL

REVENUE
Revenue decreased 1.8%, from $1,255.5 million to $1,232.7 million, compared to the same period in 2000. The revenue decrease reflects a 2.7% decrease in the number of rental transactions partially offset by a 0.9% increase in revenue per rental transaction.

COSTS AND EXPENSES
Total costs and expenses (including interest on non-vehicle debt, interest on intercompany debt, amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 6.0%, from $1,138.2 million to $1,206.4 million, compared to the same period in 2000.

Direct operating expenses increased 6.2%, from $456.0 million to $484.2 million, compared to the same period in 2000. As a percentage of revenue, direct operating expenses were to 39.3%, as compared to 36.3% for the corresponding period in 2000. The increase was due primarily to higher maintenance and damage costs (1.0% of revenue), higher computer services costs (1.0% of revenue), and higher facilities costs (0.4% of revenue).

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Vehicle depreciation and lease charges increased 6.7%, from $319.3 million to $340.7 million, compared to the same period in 2000. As a percentage of revenue, vehicle depreciation and lease charges were 27.6%, as compared to 25.4% for the corresponding period in 2000. The change reflected a 0.9% increase in the average rental fleet combined with a higher average cost per vehicle.

Selling, general and administrative expenses increased 1.3%, from $234.3 million to $237.3 million, compared to the same period in 2000 due to a higher general corporate overhead allocation ($8.3 million) and higher general and administrative expenses ($3.5 million), partially offset by lower marketing and advertising spending.

Vehicle related interest expense increased 8.1%, from $107.2 million to $115.9 million, compared to the same period in 2000 due to higher borrowings required to finance the growth of the rental fleet and higher average interest rates.

With the completion of the Avis acquisition on March 1, 2001, selected debt previously funded by third party providers is now being funded by Cendant Corporate. This change gives rise to the interest variance related to intercompany debt.

Non-vehicle depreciation and amortization increased 13.5%, from $9.6 million to $10.9 million, compared to the same period in 2000. The increase reflects higher amortization of airport related leasehold improvements and equipment.

PROVISION FOR INCOME TAXES
The Company's consolidated provision for income taxes decreased from $39.6 million to a benefit of $1.0 million, compared to the same period in 2000. The effective income tax rate for the six months ended June 30, 2001 was 53.8%, up from a provision of 45.5% for the corresponding period in 2000. The increase in the effective income tax rate was due primarily to a decrease in income before provision for income taxes in relation to non-deductible goodwill. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

NET INCOME
Net income decreased from a profit of $47.4 million in 2000 to a loss of $0.9 million in 2001 as a result of a decrease in revenue combined with an increase in direct operating expenses, vehicle depreciation and take lease charges, and vehicle interest.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO PRO-FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000.

The following table sets forth for the periods indicated, certain items in the Company's condensed consolidated statement of operations (in thousands):


                                                                   HISTORICAL                                PRO-FORMA
                                                      THREE MONTHS ENDED JUNE 30, 2001           THREE MONTHS ENDED JUNE 30, 2000
                                                   --------------------------------------      -------------------------------------
                                                    VEHICLE                                    VEHICLE
                                                    RENTAL       CORPORATE         TOTAL        RENTAL       CORPORATE       TOTAL
                                                   --------      ---------       --------      --------      ---------      --------
Revenue: ....................................      $628,893                     $ 628,893      $666,597                     $666,597
                                                   --------                      --------      --------                     --------
Costs and expenses:
  Direct operating ..........................       231,693                       231,693       229,315                      229,315
  Vehicle depreciation and
    lease charges, net ......................       173,664                       173,664       172,096                      172,096
  Selling, general and
    administrative ..........................       116,540                       116,540       119,535                      119,535
  Vehicle interest, net .....................        55,899                        55,899        59,666                       59,666
                                                   --------                      --------      --------                     --------
                                                    577,796                       577,796       580,612                      580,612
                                                   --------                      --------      --------                     --------
Adjusted EBITDA .............................        51,097                        51,097        85,985                       85,985
Interest on non-vehicle debt ................         2,686      $   6,884          9,570         2,803      $   9,875        12,678
Interest on intercompany debt ...............         3,541          1,466          5,007
Amortization of cost in excess of
    net assets acquired .....................         2,894          4,746          7,640         3,122          4,518         7,640
Non-vehicle depreciation and
    amortization ............................         5,228                         5,228         4,830                        4,830
                                                   --------      ---------       --------      --------      ---------      --------
Income (loss) before provision
    for income taxes ........................      $ 36,748      $ (13,096)        23,652      $ 75,230      $ (14,393)       60,837
                                                   ========      =========                     ========      =========
Provision for income taxes ..................                                      13,753                                     27,681
                                                                                 --------                                   --------
Net income ..................................                                    $  9,899                                   $ 33,156
                                                                                 ========                                   ========

VEHICLE RENTAL

REVENUE
Revenue decreased 5.7%, from $666.6 million to $628.9 million, compared to the same period in 2000. The revenue decrease reflects a 5.7% decrease in the number of rental transactions.

COSTS AND EXPENSES
Total costs and expenses (including interest on non-vehicle debt, interest on intercompany debt, amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 0.1%, from $591.4 million to $592.1 million, compared to the same period in 2000.

Direct operating expenses increased 1.1%, from $229.3 million to $231.7 million, compared to the same period in 2000. As a percentage of revenue, direct operating expenses were 36.8%, as compared to 34.4% for the corresponding period in 2000. The increase was due primarily to higher computer services costs (0.9% of revenue) and higher salary and wage expense (0.6% of revenue).

Vehicle depreciation and lease charges increased 0.9%, from $172.1 million to $173.7 million, compared to the same period in 2000. As a percentage of revenue, vehicle depreciation and lease charges were 27.6% of revenue, as compared to 25.8% of revenue for the corresponding period in 2000. The change reflected a 3.9% decrease in the average rental fleet offset by a higher cost per vehicle.

Selling, general and administrative expenses decreased 2.5%, from $119.5 million to $116.5 million, compared to the same period in 2000 due primarily to lower marketing and advertising spending ($10.2 million), partially offset by a higher general corporate overhead allocation ($8.2 million).

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Vehicle related interest expense decreased 6.4%, from $59.7 million to $55.9 million, compared to the same period in 2000, due to lower borrowings resulting from a decline in the rental fleet and lower average interest rates.

With the completion of the Avis acquisition on March 1, 2001, selected debt previously funded by third party providers is now being funded by Cendant Corporate. This change gives rise to the interest variance related to intercompany debt.

Non-vehicle depreciation and amortization increased 8.3%, from $4.8 million to $5.2 million, compared to the same period in 2000. The increase reflects higher amortization of airport related leasehold improvements and equipment.

PROVISION FOR INCOME TAXES

The Company's consolidated provision for income taxes decreased from $27.7 million to $13.8 million, compared to the same period in 2000. The effective income tax rate for the three months ended June 30, 2001 was 58.2%, up from 45.5% for the corresponding period in 2000. The increase in the effective income tax rate was due primarily to a decrease in income before provision for income taxes in relation to non-deductible goodwill. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends paid to the Company.

NET INCOME

Net income decreased from a profit of $33.2 million for the three months ended June 30, 2000 to a profit of $9.9 million for the three months ended June 30, 2001, as a result of a decrease in revenue combined with increases in direct operating expenses, vehicle depreciation and lease charges and non-vehicle depreciation and amortization charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by the Company in the markets in which it operates. The Company's primary use of funds will be for the acquisition of new vehicles and the repayment of indebtedness. For the four months ended June 30, 2001, the Company's expenditures for new vehicles were approximately $1.9 billion and proceeds from the disposition of used vehicles were approximately $1.5 billion. For 2001, management expects the Company's expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 2000. Since the late 1980's, the Company has acquired vehicles related to its vehicle rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables management to better estimate depreciation expense in advance.

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

Management expects that cash flows from operations and funds from available credit facilities will be sufficient to meet the Company's anticipated cash requirements for operating purposes for the next twelve months. Trade receivables, from vehicle rental operations, also provide liquidity with approximately 11.2 days of daily sales outstanding.

The Company's vehicle rental operations made capital investments for property improvements totaling $20.7 million and $19.4 million for the six months ended June 30, 2001 and 2000, respectively.

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

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

VEHICLE RENTAL ABS FACILITY
To support vehicle rental operations, the Company has a domestic integrated financing program that as of June 30, 2001 provides for up to $4.45 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the asset-backed securities facility ("ABS Facility") available for vehicles not covered by Repurchase Programs. The ABS Facility provides for the issuance of up to $0.5 billion of asset-backed variable funding notes (the "Variable Funding Notes") and $3.95 billion of asset-backed medium term notes under the ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in the Company's rental fleet.

The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by either MBIA or AMBAC Assurance and as a result are rated AAA by S&P and Aaa by Moody's. At June 30, 2001, the Company had approximately $3.77 billion of debt outstanding under the ABS Facility and had approximately $680 million of additional credit available for rental vehicle purchases.

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

On March 2, 2001, one of the Company's vehicle rental financing subsidiaries issued $750 million of Series 2001-1 Floating Rate Rental Car Asset Backed Notes ("Series 2001-1 Notes"). The Series 2001-1 Notes are secured by the Company's vehicles. Anticipated principal repayment on the Series 2001-1 Notes commence on November 2003 through April 2004. The interest rate with respect to the Series 2001-1 Notes is equal to LIBOR plus 20 basis points per annum. The Series 2001-1 Notes are guaranteed under a Surety Bond issued to MBIA and are rated AAA by Standard an Poors and Aaa by Moody's. The Series 2001-1 Notes rank pari pasu with the Company's variable funding notes and the medium term notes.

On May 17, 2001, one of the Company's vehicle rental financing subsidiaries issued $125 million of Series 2001-2 Auction Rate Notes (the "Series 2001-2 Notes"). The Series 2001-2 Notes are secured by the Company's vehicles. The Series 2001-2 Notes were issued in four classes, Class A-1, A-2, A-3, and A-4 with initial issuances of $95 million, $10 million, $10 million and $10 million, respectively. Subsequent to the initial issuance of $125 million auction rate notes, the Company issued $65 million of additonal notes which brought the total outstanding series 2001-2 notes to $190 million at June 30, 2001. The Company may issue up to $125 million of Auction Rate Notes per class or $500 million in total. The interest rate on each class will be a market derived rate determined by auction with auctions expected to occur every 35 days. Anticipated principal repayment on the Series 2001-2 Notes is May 2007. The 2001-2 Notes are guaranteed under a Suerty Bond issued by Ambac and are rated AAA by Standard & Poor's Rating Services and Aaa by Moody' Investors Service, Inc. The Series 2001-2 Notes rank pari passu with the Company's Variable Funding Notes and Medium Term Notes.

REVOLVING CREDIT FACILITY
The Company is party to a Revolving Credit Facility which provides borrowings up to $450 million which may be used for credit enhancement for the Company's ABS commercial paper program and for general corporate purposes. At June 30, 2001, due to letters of credit outstanding, $368.7 million was available under this facility. This facility expires in June 30, 2005.

During the quarter, the Company repaid its outstanding borrowings under the Revolving Credit Facility. The Company presently relies on Cendant to fund its working capital needs. The intercompany borrowings bear interest at a market rate based on LIBOR. On June 29, 2001, Cendant made a capital contribution to the Company by forgiving $125 million of intercompany debt. As of June 30, 2001, $143.6 million of borrowings are related to working capital and $380 million are long-term in nature and are related to the acquisition of the Company by Cendant.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

OTHER FACILITIES
Borrowings for the Company's other international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. The Company guarantees only the borrowings of its car rental subsidiaries in Argentina and Puerto Rico which had combined outstanding debt of $8.1 million at June 30, 2001. At June 30, 2001, the total debt for the Company's other international operations was approximately $214.9 million. The impact on the Company's liquidity and financial condition due to the exchange rate fluctuations of the Company's foreign operations is not expected to be material.

PARENT COMPANY TRANSACTION
On June 29, 2001, one of the Company's vehicle financing subsidiaries amended its loan agreements to allow Cendant to borrow $155 million of its restricted cash. In turn, Cendant provided a demand note to the subsidiary and secured the demand note with letters of credit.

RECENT ACCOUNTING STANDARDS

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date is Statement of Financial Accounting Standards ("SFAS") SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets".

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby prohibiting the use of the pooling-of-interests method, and additional disclosures regarding the primary reasons for a business combination, the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption and other information about goodwill and intangible assets when the amount of these assets are material. Additionally, this statement provides new criteria, which applies to business combinations completed after June 30, 2001, to determine which acquired intangible assets should be recognized separately from goodwill. Those intangible assets, recognized separately from goodwill, will be amortized over their estimated useful lives.

SFAS No. 142 requires that goodwill and certain intangible assets, acquired in transactions completed after June 30, 2001, no longer be subject to amortization over their estimated useful lives. The Company will be required to assess these assets for potential impairment periodically, and more frequently if circumstances indicate a possible impairment. The statement also requires the Company to continue to amortize goodwill and certain intangible assets existing at June 30, 2001 through December 31, 2001. The provisions of the statement are required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in the Company's balance sheet at the date, regardless of when those assets were initially recognized.

During the four months ended June 30, 2001, the Company recorded amortization expense related to these assets of $10.5 million. During the two months ended February 28, 2001, and the years ended December 31, 2000 and December 31, 1999 amortization expense related to the intangible assets of the predecessor company excluding the discontinued operation was $2.1 million, $12.5 million, and $12.6 million, respectively.

The estimated impact on net income for 2002 with respect to goodwill and certain other intangible assets that will no longer be subject to amortization is expected to be $32.5 million ($31.8 million, after tax) based upon existing goodwill and other intangible assets as of June 30, 2001.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISKS

QUANTITATIVE AND QUALITATIVE FINANCIAL DISCLOSURES ABOUT MARKET RISK

The Company has derivative financial instruments at June 30, 2001 that are sensitive to changes on its debt obligations and on its interest rate swap agreements. The following derivative instruments' agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate fluctuations under its asset backed debt, one of the Company's vehicle rental financing subsidiaries has entered into six domestic interest rate cap agreements with durations of up to 6 years. The agreements have a notional value of $2.5 billion, and establishes the domestic interest rate ceiling on asset-backed vehicle financing of either 7% or 7.5%. Offsetting interest rate cap agreements with a notional value of $2.5 billion have been sold in order to reduce the cost of acquiring the cap agreements.

(b) The Company has also entered into eight U.S. and foreign interest rate swap agreements. Swap agreements which effectively convert floating rates of interest to fixed rates of interest on the Company's debt have an aggregate notional value of $2.3 billion and terminate through November 2004.

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

                                    Avis Group Holdings, Inc.
                                    --------------------------
                                          (Registrant)


Dated: August 14, 2001              By: /s/ Kevin M. Sheehan
                                        ----------------------------------------
                                        Executive Vice President
                                        (Principal Financial Officer)


Dated: August 14, 2001              By: /s/ Kurt Freudenberg
                                        ----------------------------------------
                                        Senior Vice President and Controller
                                        (principal accounting officer)

ITEM: 6(b) REPORTS ON FORM 8-K

On April 2, 2001, Avis Group Holdings, Inc. entered into a supplemental indenture which released Avis Fleet Leasing and Management Corp. and its subsidiaries as guarantors under the Company's indenture dated June 30, 1999 which was entered into in connection with the issuance of its 11% Senior Subordinated Notes due 2009 (original principal value of $500 million).