Form 10-Q
period 2001-09-30
AVIS GROUP HOLDINGS INC
filed 2001-11-14
CIK 1040445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER: 1-13315
                                                --------

                            AVIS GROUP HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                          11-3347585
(State of Incorporation)                    (I.R.S. Employer Identification No.)

             6 SYLVAN WAY
        PARSIPPANY, NEW JERSEY                               07054
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (973) 496-3500

                              900 OLD COUNTRY ROAD
                           GARDEN CITY, NEW YORK 11530
                                (Former address)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

            Securities registered pursuant to Section (g) of the Act:
                     11% SENIOR SUBORDINATED NOTES DUE 2009

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                            AVIS GROUP HOLDINGS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                PAGE
                                                                                                ----
               Consolidated Statements of:
                   Operations for the three months ended September 30, 2001
                   and 2000 ................................................................      1

                   Operations for the period March 1, 2001 (Date of Acquisition) to
                   September 30, 2001, the two months ended February 28, 2001 and the
                   nine months ended September 30, 2000 ....................................      2

                   Financial Position as of September 30, 2001
                   and December 31, 2000 ...................................................      3

                   Cash Flows for the period March 1, 2001 (Date of Acquisition)
                   to September 30, 2001, the two months ended February 28, 2001
                   and the nine months ended September 30, 2000 ............................      4

                   Notes to the Condensed Consolidated
                   Financial Statements ....................................................      5-21

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS ..............................................................     22-29

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISKS ......................................................     30

PART II. OTHER INFORMATION

                   Signatures ..............................................................     31

ITEM 6(a).         EXHIBITS ................................................................     32

ITEM 6(b).         REPORT ON FORM 8-K ......................................................     35

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            AVIS GROUP HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                    PREDECESSOR COMPANIES
                                                                                                    ---------------------
                                                                                  THREE MONTHS           THREE MONTHS
                                                                                      ENDED                  ENDED
                                                                               SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                                               ------------------   ---------------------
Revenue ........................................................................    $ 650,368              $733,694
                                                                                    ---------              --------

Cost and expenses:
Direct operating, net ..........................................................      238,657               259,573
Vehicle depreciation and lease charges, net ....................................      194,350               191,346
Selling, general and administrative ............................................      122,094               121,101
Interest, net ..................................................................       70,440                86,992
Non-vehicle depreciation and amortization ......................................        5,449                12,647
Amortization of cost in excess of net assets acquired and other intangibles ....        8,095                 3,133
Unusual charges ................................................................       60,062
                                                                                    ---------              --------
                                                                                      699,147               674,792
                                                                                    ---------              --------

Income (loss) before provision for income taxes ................................      (48,779)               58,902

Provision (benefit) for income taxes ...........................................      (24,033)               30,573
                                                                                    ---------              --------

Income (loss) from continuing operations .......................................      (24,746)               28,329

Income from discontinued operations, net of income taxes of $5,938 .............                             20,068
                                                                                    ---------              --------

Net income (loss) ..............................................................    $ (24,746)             $ 48,397
                                                                                    =========              ========

          See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                   PREDECESSOR COMPANIES
                                                                                             ---------------------------------
                                                                      MARCH 1, 2001          TWO MONTHS          NINE MONTHS
                                                                 (DATE OF ACQUISITION)          ENDED               ENDED
                                                                            TO               FEBRUARY 28,        SEPTEMBER 30,
                                                                   SEPTEMBER 30, 2001            2001                2000
                                                                 ---------------------       ------------        -------------
Revenue .....................................................          $ 1,497,258             $385,821           $1,989,167
                                                                       -----------             --------           ----------

Costs and expenses:
Direct operating, net .......................................              549,021              173,830              715,581
Vehicle depreciation and lease charges, net .................              423,110              111,966              510,674
Selling, general and administrative .........................              276,213               83,229              355,240
Interest , net ..............................................              166,547               52,792              278,228
Non-vehicle depreciation and amortization ...................               12,235                4,154               22,260
Amortization of cost in excess of net assets acquired
  and other intangibles .....................................               18,604                2,087                9,414
Unusual charges .............................................               60,062
                                                                       -----------             --------           ----------
                                                                         1,505,792              428,058            1,891,397
                                                                       -----------             --------           ----------

Income (loss) before provision (benefit) for income taxes ...               (8,534)             (42,237)              97,770

Provision (benefit) for income taxes ........................               (2,381)             (15,783)              47,976
                                                                       -----------             --------           ----------

Income (loss) from continuing operations ....................               (6,153)             (26,454)              49,794

Income from discontinued operation, net of
  income taxes of $5,045 for the two months ended
  February 28, 2001 and $35,186 for the nine months
  ended September 30, 2000 ..................................                                     4,947               55,621
                                                                       -----------             --------           ----------

Income (loss) before cumulative effect of  accounting
  change ....................................................               (6,153)             (21,507)             105,415

Cumulative effect of accounting change, net of income
  tax benefit of $3,331 .....................................                                    (7,612)
                                                                       -----------             --------           ----------
Net income (loss) ...........................................          $    (6,153)            $(29,119)          $  105,415
                                                                       ===========             ========           ==========

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                                            PREDECESSOR
                                                                                             COMPANIES
                                                                                            ------------
                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                          2001                  2000
                                                                     -------------          ------------
ASSETS
Cash and cash equivalents ..................................          $    43,021           $    80,368
Restricted cash ............................................               43,953                41,280
Accounts receivable, net ...................................              206,176               189,662
Prepaid expenses ...........................................               57,896                47,924
Property and equipment, net ................................              198,425               181,504
Other assets ...............................................               35,090                78,972
Net assets of discontinued operation .......................                                    880,300
Deferred income tax assets, net ............................              489,911               349,268
Customer lists .............................................               18,392
Cost in excess of net assets acquired, net .................            1,220,530               453,450
                                                                      -----------           -----------
Total assets exclusive of assets under programs ............            2,313,394             2,302,728
                                                                      -----------           -----------

Assets under management programs:
   Restricted cash .........................................              151,046               126,202
   Vehicles ................................................            3,554,442             3,761,454
   Due from vehicle manufacturers ..........................              590,551               318,666
                                                                      -----------           -----------
                                                                        4,296,039             4,206,322
                                                                      -----------           -----------

    Total assets ...........................................          $ 6,609,433           $ 6,509,050
                                                                      ===========           ===========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Accounts payable ...........................................          $   262,096           $   283,556
Accrued liabilities ........................................              386,884               263,277
Due to Cendant Corporation and affiliates, net .............              410,471                36,117
Public liability, property damage and other insurance
   liabilities, net ........................................              227,668               247,567
Non-vehicle debt ...........................................              594,594               730,333
                                                                      -----------           -----------
Total liabilities exclusive of liabilities under programs ..            1,881,713             1,560,850
                                                                      -----------           -----------

Liabilities under management programs:
   Vehicle debt ............................................            3,934,969             3,816,682
   Deferred income taxes ...................................              370,765               376,404
   Other ...................................................               67,933
                                                                      -----------           -----------
                                                                        4,373,667             4,193,086
                                                                      -----------           -----------

    Total liabilities ......................................            6,255,380             5,753,936
                                                                      -----------           -----------

Commitments and contingencies:

Common stock ...............................................
Class A Common stock .......................................                                        359
Additional paid-in-capital .................................              156,065               593,829
Retained earnings ..........................................              242,207               277,460
Treasury stock .............................................                                    (96,538)
Accumulated comprehensive loss .............................              (44,219)              (19,996)
                                                                      -----------           -----------
    Total common stockholders' equity ......................              354,053               755,114
                                                                      -----------           -----------

    Total liabilities and common stockholders' equity ......          $ 6,609,433           $ 6,509,050
                                                                      ===========           ===========

         See notes to the condensed consolidated financial statements.

                            AVIS GROUP HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         PREDECESSOR COMPANIES
                                                                                                     -----------------------------
                                                                                  MARCH 1, 2001       TWO MONTHS      NINE MONTHS
                                                                              (DATE OF ACQUISITION)     ENDED           ENDED
                                                                                       TO            FEBRUARY 28,    SEPTEMBER 30,
                                                                               SEPTEMBER 30, 2001        2001            2000
                                                                               ------------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................          $    (6,153)       $   (29,119)    $   105,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-vehicle depreciation and amortization ..............................               30,839              6,241          31,674
Changes in operating assets and liabilities:
   Accounts receivable .................................................                6,887             10,108         (23,688)
   Accounts payable ....................................................              124,495            (33,889)         46,573
   Due to Cendant-trading accounts .....................................             (169,144)           (45,096)      1,076,008
   Accrued liabilities .................................................              114,432              1,486         (36,342)
   Other, net ..........................................................              (71,064)            (7,180)         33,955
                                                                                  -----------        -----------     -----------
Net cash provided by (used in) operating activities exclusive of
   management programs .................................................               30,292            (97,449)      1,233,595
                                                                                  -----------        -----------     -----------
Management programs:
   Vehicle depreciation ................................................              395,985            105,928         488,538
   Deferred income taxes ...............................................              (12,488)           (17,744)        (14,056)
                                                                                  -----------        -----------     -----------
                                                                                      383,497             88,184         474,482
                                                                                  -----------        -----------     -----------
   Net cash provided by (used in) operating activities .................              413,789             (9,265)      1,708,077
                                                                                  -----------        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
      Increase (decrease) in restricted cash ...........................              (36,855)            10,978         (36,963)
      Increase (decrease) in due (from) to vehicle manufacturers .......             (284,433)            16,368         (54,882)
      Payments for vehicle additions ...................................           (3,407,418)          (943,102)     (3,907,439)
      Vehicle deletions ................................................            3,057,001            813,460       2,794,366
                                                                                  -----------        -----------     -----------
                                                                                     (671,705)          (102,296)     (1,204,918)
                                                                                  -----------        -----------     -----------
Payments for additions to property and equipment .......................              (22,957)            (3,278)        (29,800)
Retirements of property and equipment ..................................                3,219               (380)          5,618
Payment for purchase of rental car franchise licensees .................              (28,261)
Decrease in net assets and preferred stock of discontinued operation ...                                    (291)        (41,566)
                                                                                  -----------        -----------     -----------
Net cash used in investing activities, exclusive of management programs.              (47,999)            (3,949)        (65,748)
                                                                                  -----------        -----------     -----------
Net cash used in investing activities ..................................             (719,704)          (106,245)     (1,270,666)
                                                                                  -----------        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
   Changes in vehicle debt:
      Proceeds .........................................................            1,111,524            132,294       1,392,856
      Repayments .......................................................           (1,025,222)           (31,087)       (865,804)
                                                                                  -----------        -----------     -----------
      Net increase in vehicle debt .....................................               86,302            101,207         527,052
Changes in non-vehicle debt:
      Proceeds .........................................................              140,000                            161,000
      Repayments .......................................................             (457,928)               (77)     (1,118,328)
                                                                                  -----------        -----------     -----------
Net decrease in non-vehicle debt .......................................             (317,928)               (77)       (957,328)
Increase in due to Cendant-intercompany financing, net .................              394,950
Payments for debt issuance costs .......................................               (4,593)               (12)         (9,525)
Capital contribution from Cendant ......................................              125,000
Other ..................................................................                                     140             271
Net cash provided by (used in) financing activities, exclusive of                 -----------        -----------     -----------
   management programs .................................................              197,429                 51        (966,582)
                                                                                  -----------        -----------     -----------
Net cash provided by (used in) financing activities ....................              283,731            101,258        (439,530)
                                                                                  -----------        -----------     -----------

Effect of exchange rate changes on cash ................................                 (900)               (11)           (390)
                                                                                  -----------        -----------     -----------
Net decrease in cash and cash equivalents ..............................              (23,084)           (14,263)         (2,509)
Cash and cash equivalents at beginning of period .......................               66,105             80,368          31,901
                                                                                  -----------        -----------     -----------
Cash and cash equivalents at end of period .............................          $    43,021        $    66,105     $    29,392
                                                                                  ===========        ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid .....................................................          $   189,230        $    44,315     $   176,538
                                                                                  ===========        ===========     ===========

Cash income taxes paid .................................................          $    11,690        $     1,962     $    10,625
                                                                                  ===========        ===========     ===========

Businesses acquired:
Fair value of assets acquired, net of cash acquired of $182 ............          $    30,283
Liabilities assumed ....................................................                2,022
                                                                                  -----------
Net cash paid for rental car franchise licensees .......................          $    28,261
                                                                                  ===========

          See notes to the condensed consolidated financial statements

                            AVIS GROUP HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

GENERAL

Prior to March 1, 2001, the accompanying unaudited condensed consolidated financial statements included Avis Group Holdings, Inc. and its subsidiaries (the "Predecessor" or "Predecessor Companies"), Avis Rent A Car System, Inc. ("Vehicle Rental"), Avis Fleet Leasing and Management Corp. ("Vehicle Leasing") and Reserve Claims Management Co. On November 11, 2000, Cendant Corporation ("Cendant") entered into an Agreement and Plan of Merger with the Predecessor (the "Cendant Merger Agreement") whereby Cendant would acquire all of the outstanding shares of the Predecessor's Class A Common stock that were not owned by Cendant at the price of $33.00 per share, in cash and convert certain Avis Group Holdings, Inc. stock options to Cendant stock options which were then valued at approximately $17 million (the "Cendant Consideration"). Pursuant to the Cendant Merger Agreement, all outstanding and unexercised options to purchase Class A Common stock of the Predecessor were either cancelled upon the merger in exchange for a cash payment equal to the excess of the merger consideration over the per share exercise price of each option or converted into options to purchase Cendant common stock. Approximately 24.9 million outstanding shares of the Predecessor's Class A Common stock were not owned by Cendant and approximately 6.7 million unexercised non-converted options were outstanding at February 28, 2001. The merger was approved on February 28, 2001, by a majority of the Predecessor's shareholders who were unaffiliated with Cendant and closed on March 1, 2001 (the "Date of Acquisition") at a cost to Cendant of approximately $994 million, including $40 million of transaction costs and expenses (the "Acquisition"). Concurrent with the Acquisition, Avis Group Holdings, Inc.'s common stock was recapitalized. As a result of the recapitalization, 10,000 shares were authorized, of which 5,537 shares were issued and outstanding at March 1, 2001 and September 30, 2001. These shares, which have a par value of $0.01 per share, are 100% owned by a subsidiary of Cendant. In addition, Avis Group Holdings, Inc. sold its investment in Vehicle Leasing to PHH Corporation ("PHH Corp."), a wholly-owned subsidiary of Cendant, for $800 million. The proceeds from the sale were used to retire acquisition indebtedness (see Note 5). Accordingly, the unaudited condensed consolidated financial statements for the period from the Date of Acquisition through September 30, 2001 and the three months ended September 30, 2001 include the consolidated accounts of Avis Group Holdings, Inc., Avis Rent A Car System, Inc. and Reserve Claims Management Co., (collectively referred to as the "Company" or "Successor Company"). As a result of the sale of Vehicle Leasing to PHH Corp., the Condensed Consolidated Statements of Operations for the two months ended February 28, 2001 and the three and nine months ended September 30, 2000 of the Predecessor present Vehicle Leasing as a discontinued operation, net of the related provision for income taxes (see Note 3). The Series A, B, and C Preferred stock, which was originally issued by Vehicle Leasing, is excluded from the Successor Company's Condensed Statement of Financial Position at September 30, 2001.

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

The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill, which is being amortized over 40 years on a straight-line basis until the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (see below). The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration costs have been finalized. Accordingly, revisions to the allocation will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows (in thousands):

                                                                                              AMOUNT
                                                                                           -----------
Cash consideration ...................................................................     $   937,554
Fair value of converted options ......................................................          17,000
Transaction costs and expenses .......................................................          40,000
                                                                                           -----------
Total purchase price .................................................................         994,554
Book value of Cendant's existing net investment in Avis Group ........................         408,957
                                                                                           -----------
Cendant's basis in Predecessor Companies .............................................       1,403,511
Portion of basis attributable to Vehicle Leasing .....................................      (1,000,000)
                                                                                           -----------
Cendant's  basis in the Successor Company ............................................         403,511
Intercompany loan assumed by Successor Company .......................................        (137,554)
                                                                                           -----------
Cendant's adjusted basis in Successor Company ........................................         265,957
Fair value of liabilities assumed in excess of assets acquired of Successor Company ..         953,020
                                                                                           -----------
Excess purchase price over net assets acquired .......................................     $ 1,218,977
                                                                                           ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1-BASIS OF PRESENTATION (CONTINUED)

Certain reclassifications have been made to conform to the current period presentation.

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

CHANGE IN ACCOUNTING PRINCIPLE FOR DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended. SFAS No. 133, established accounting and reporting standards for derivative instruments, including freestanding and embedded derivatives, and hedging activities. The Company has recorded all such derivatives at fair value at January 1, 2001.

The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $12.5 million ($7.6 million, after tax) in the Condensed Consolidated Statement of Operations for the two months ended February 28, 2001 to account for the cumulative effect of the accounting change relating to derivatives not qualifying as hedges prior to that date. The Company also recognized a cumulative-effect-type adjustment in the amount of $2.4 million in accumulated comprehensive loss in the Condensed Consolidated Balance Sheet attributable to derivatives designated as cash flow like hedges prior to the adoption of SFAS No. 133.

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with interest rate risks. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Gains or losses on derivatives designated in cash flow hedges, to the extent the hedge is effective, are recorded in other comprehensive income (loss). Any ineffectiveness resulting from these cash flow hedges is reported currently in earnings. Amounts accumulated in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. Gains and losses on derivatives not designated as hedging instruments are recognized currently in earnings.

RECENT ACCOUNTING STANDARDS

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date include Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS No. 141"), SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144").

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires additional disclosures for material business combinations completed after such date. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination acquisition. On July 1, 2001, the Company adopted the provisions relating to acquisitions made subsequent to June 30, 2001, as required. The provisions regarding the classification of previously acquired intangible asset will be adopted simultaneously with the provisions of SFAS No. 142 on January 1, 2002, as required.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

RECENT ACCOUNTING STANDARDS (CONTINUED)

SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired outside of a business combination. The standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company will be required to assess goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate a potential impairment. On July 1, 2001, the Company adopted the provisions requiring that goodwill and certain other intangible assets acquired after June 30, 2001 not be amortized. The Company will adopt the remaining provisions of this standard on January 1, 2002, as required. Transition-related impairment losses, if any, resulting form the initial assessment of goodwill and certain other intangible assets will be recognized by the Company as a cumulative effect of accounting change as of January 1, 2002. The Company is currently evaluating the impact of adopting the remaining provisions on its financial position and results of operations.

Based upon a preliminary assessment of previously acquired goodwill and certain other intangible assets that will no longer be amortized upon the adoption of SFAS No. 142, the Company expects that the related reduction to amortization expense during the seven months ended September 30, 2001, the two months ended February 28, 2001 and the nine months ended September 30, 2000 would approximate $18.6 million, $2 million, and $9.2 million, respectively.

SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effect of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002.

NOTE 2-UNUSUAL CHARGES

During the third quarter 2001, unusual charges of $60.1 million were recorded as a result of the September 11, 2001 terrorist attacks on the World Trade Center ("Terrorist Attacks"). The unusual charges include 1) an asset impairment loss arising from the return of Regular Program vehicles, $43.8 million, 2) a reserve for anticipated decline in market value on the sale of Non-Program vehicles, $5.8 million, 3) a reserve for the cancellation of marketing programs, $0.9 million, 4) a reserve for severance costs, $0.5 million and 5) other costs, $9.1 million, principally related to redundancies caused by the Terrorist Attacks.

The asset impairment loss of $43.8 million relates to the disposal of Program Vehicles under repurchase programs. Prices under these repurchase programs are based on either 1) a specified percentage of original vehicle costs, depending on the month the vehicle is returned to the manufacturers or 2) the original capitalized cost less a set depreciation amount. Unlike Program Vehicles, the resale of Non-Program Vehicles is determined by current market conditions. Due to the excessive number of vehicles being returned by Avis and other car rental companies subsequent to the Terrorist Attacks, the Company has experienced a sharp decline in the resale value of these Non-Program vehicles. A reserve in the amount of $5.8 million was established anticipating losses on the disposal of Non-Program vehicles. As of September 30, 2001, a reserve of $35 million remains for those Program Vehicles which have not been disposed. The remaining vehicles will be disposed of as soon as possible.

Also included in the unusual charge were costs of commissions payable to agencies for advertising placement. Prior to the Terrorist Attacks, the Company had committed to a level of advertising placement commissions based on anticipated advertising spending. As a result of the Terrorist Attacks, the Company has significantly curtailed its advertising spending, it remains, however, obligated to pay commissions based on budgeted advertising spending. As of September 30, 2001, the entire amount of advertising placement commission had been paid. In addition, the Company has initiated a formal plan to terminate certain employees at field locations and at corporate headquarters. As of September 30, 2001, the Company had accrued $0.5 million for severance and other related costs for employees so notified. The Company expects all affected employees will be terminated prior to December 31, 2001. Other costs of $9.1 million associated with the Terrorist Attacks have been classified within the Statement of Operations to the Unusual Charge. Amounts classified comprise $7.2 million of estimated payroll costs for underutilized employees (the majority of which have been terminated) and $1.9 million of minimum airport commission guarantees.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3-DISCONTINUED OPERATION

In connection with the acquisition of the Company by Cendant on March 1, 2001, the Company sold its investment in Vehicle Leasing for $800 million to PHH Corp. (see Note 1). No gain or loss was recognized on the sale.

Summarized financial data of the discontinued operation of the Predecessor is as follows (in thousands):

                                                                  VEHICLE LEASING
                                                   ----------------------------------------------
                                                    TWO MONTHS      NINE MONTHS     THREE MONTHS
                                                      ENDED            ENDED            ENDED
                                                   FEBRUARY 28,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       2001             2000             2000
                                                   ------------    -------------    -------------
Revenue .....................................        $255,548        $1,250,609        $396,581
                                                     ========        ==========        ========

Income before provision for income taxes ....        $  9,992        $   90,807        $ 26,006

Provision for income taxes ..................           5,045            35,186           5,938
                                                     --------        ----------        --------

Net income ..................................        $  4,947        $   55,621        $ 20,068
                                                     ========        ==========        ========

Income before provision for income taxes for the two months ended February 28, 2001 and the nine and three months ended September 30, 2000 include certain intercompany charges from the Predecessor Companies. These charges seek to reimburse the Predecessor Companies for the costs it had incurred on behalf of Vehicle Leasing as follows (in thousands):

                                      TWO MONTHS     NINE MONTHS   THREE MONTHS
                                        ENDED           ENDED          ENDED
                                     FEBRUARY 28,   SEPTEMBER 30,  SEPTEMBER 30,
                                         2001            2000           2000
                                     ------------   -------------  -------------
Interest on intercompany loans ....     $   342        $ 6,371        $   (16)

Employee benefits costs ...........         963          4,420          1,595
                                        -------        -------        -------
                                        $ 1,305        $10,791        $ 1,579
                                        =======        =======        =======

Net assets of the discontinued operation consist of the following (in thousands):

                                                   DECEMBER 31, 2000
                                                   -----------------
Cash ........................................        $  122,509
Accounts receivable, net ....................           643,502
Vehicles, net ...............................         3,205,380
Cost in excess of net assets acquired .......           873,286
Other assets ................................           289,675
                                                     ----------
     Total assets ...........................         5,134,352
                                                     ----------

Accounts payable and accrued liabilities ....           456,784
Deferred income taxes .......................           432,357
Debt ........................................         2,975,225
                                                     ----------
     Total liabilities ......................         3,864,366
                                                     ----------

Preferred stock classes A, B, and C .........           389,686
                                                     ----------
     Net assets of discontinued operation ...        $  880,300
                                                     ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4-COMPREHENSIVE INCOME (LOSS)

Comprehensive (loss) income is comprised of the following (in thousands):

                                                                                                         PREDECESSOR COMPANIES
                                                                                                    -------------------------------
                                                                                 MARCH 1, 2001      TWO MONTHS         NINE MONTHS
                                                                            (DATE OF ACQUISITION)      ENDED              ENDED
                                                                                       TO           FEBRUARY 28,      SEPTEMBER 30,
                                                                              SEPTEMBER 30, 2001        2001               2000
                                                                            ---------------------   ------------      -------------
Net (loss) income .......................................................          $ (6,153)          $(29,119)          $105,415
Foreign currency translation adjustment, net of income taxes ............            (3,371)            (1,775)           (10,275)
Cumulative effect of accounting change, net of income taxes .............                                1,229
(Losses) gains on derivative instruments, net of income taxes (Note 8) ..           (40,848)               813
                                                                                   --------           --------           --------
Comprehensive (loss) income .............................................          $(50,372)          $(28,852)          $ 95,140
                                                                                   ========           ========           ========

NOTE 5-FINANCING AND DEBT

Debt outstanding consists of the following (in thousands):

                                                                                                     PREDECESSOR
                                                                                                      COMPANIES
                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                      2001              2000
                                                                                 -------------       ------------
VEHICLE DEBT
Commercial Paper Notes ....................................................        $  149,682        $  919,800
Short-term  notes-foreign ................................................            180,287           196,882
Series 1997-A-2 asset-backed Medium Term Notes due May through
   October 2002 at 6.40% ..................................................           850,000           850,000
Series 1998-1 asset-backed Medium Term Notes due December 2004 through
   May 2005 at 6.14% ......................................................           600,000           600,000
Series 2000-1 floating rate Rental Car Asset-Backed Notes due
   February 2003 through July 2003 ........................................           250,000           250,000
Series 2000-2 floating rate Rental Car Asset-Backed Notes due
   March 2007 through August 2007 .........................................           300,000           300,000
Series 2000-3 floating rate Rental Car Asset-Backed Notes due
   May 2003 through October 2003 ..........................................           200,000           200,000
Series 2000-4 floating rate Rental Car Asset-Backed Notes due
   June 2005 through November 2005 ........................................           500,000           500,000
Series 2001-1 floating rate Rental Car Asset-Backed Notes due
   November 2003 through April 2004 .......................................           750,000
Series 2001-2 auction rate Rental Car Asset-Backed Notes due May 2007 .....           155,000
                                                                                   ----------        ----------
      TOTAL VEHICLE DEBT ..................................................         3,934,969         3,816,682
                                                                                   ----------        ----------

NON-VEHICLE DEBT
Senior Subordinated Notes due May 2009 at 11.00% ..........................           589,615           500,000
Revolving Credit Facility due June 2005 ...................................                             225,000
Other .....................................................................             4,979             5,333
                                                                                   ----------        ----------
      TOTAL NON-VEHICLE DEBT ..............................................           594,594           730,333
                                                                                   ----------        ----------
      TOTAL DEBT ..........................................................        $4,529,563        $4,547,015
                                                                                   ==========        ==========

On March 2, 2001, one of the Company's vehicle rental financing subsidiaries issued $750 million of Series 2001-1 Floating Rate Rental Car Asset Backed Notes ("Series 2001-1 Notes"), which are secured by the Company's vehicles. Anticipated principal repayment on the Series 2001-1 Notes commence in November 2003 and continue through April 2004. The Series 2001-1 Notes bear interest at a rate of LIBOR plus 20 basis points per annum. The Series 2001-1 Notes are guaranteed under a Surety Bond issued by MBIA and are rated AAA by Standard and Poor's rating services and Aaa by Moody's Investor Service, Inc. The Series 2001-1 Notes rank pari pasu with the Company's Variable Funding Notes and Medium Term Notes.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5-FINANCING AND DEBT (CONTINUED)

On May 17, 2001, one of the Company's vehicle rental financing subsidiaries issued $125 million of Series 2001-2 Auction Rate Notes (the "Series 2001-2 Notes"), which are secured by the Company's vehicles. The Series 2001-2 Notes were issued in four classes, Class A-1, A-2, A-3 and A-4 with initial issuances of $95 million, $10 million, $10 million and $10 million, respectively. Subsequent to the initial issuance of $125 million of auction rate notes, the Company issued $145 million of additional notes and repaid principal of $115 million, which brought the total outstanding Series 2001-2 Notes to $155 million at September 30, 2001. The Company may issue up to $125 million of Auction Rate Notes per class or $500 million in total. The interest rate on each class will be a market derived rate determined by auction with auctions expected to occur every 35 days. Anticipated principal repayment on the Series 2001-2 Notes is May 2007. The Series 2001-2 Notes are guaranteed under a Surety Bond issued by Ambac and are rated AAA by Standard & Poor's Ratings Services and Aaa by Moody's Investors Service, Inc. The Series 2001-2 Notes rank pari passu with the Company's variable funding notes and medium term notes.

In connection with the acquisition by Cendant on March 1, 2001, a fair value of $604.5 million was assigned to the Company's 11% Senior Subordinated Notes due May 2009 ("Senior Subordinated Notes") of which $14.2 million has been accreted to the Condensed Consolidated Statement of Operations since the date of acquisition along with principal repayments of $650,000. The fair value of the notes as of September 30, 2001 was $589.6 million and includes a call premium of $27.5 million if the notes are redeemed during the twelve month period beginning on May 1, 2004.

On September 5, 2001, the Company elected to terminate the Revolving Credit Facility.

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS

In connection with the Vehicle Leasing acquisition on June 30, 1999 and as part of the financing thereof, the Predecessor issued and sold the Senior Subordinated Notes (see Note 5) in a transaction exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured obligations of Avis Group Holdings, Inc. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, and are guaranteed by certain Avis Group Holdings, Inc. domestic subsidiaries. Vehicle Leasing and its subsidiaries were released as guarantors under this financing agreement upon Vehicle Leasing's sale to PHH Corp. on March 1, 2001 (see Notes 1 and 2). Accordingly, the following condensed consolidating financial information presents the results of operations for the three months ended September 30, 2001 and September 30, 2000, the results of operations and cash flows for the period March 1, 2001 (Date of Acquisition) to September 30, 2001, the two months ended February 28, 2001 and the nine months ended September 30, 2000 and the financial position as of September 30, 2001 and December 31, 2000.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

The Unaudited Condensed Consolidating Statements of Operations for the two months ended February 28, 2001 and the three and nine month periods ended September 30, 2000 present the results of operations of Vehicle Leasing as income from discontinued operations, net of the related income tax provision.

                                                                                AVIS GROUP HOLDINGS, INC
                                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                                      (IN THOUSANDS)
                                                          ------------------------------------------------------------------------
                                                                                           NON-                       AVIS GROUP
                                                                          GUARANTOR     GUARANTOR                   HOLDINGS, INC.
                                                            PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                          ---------     -----------    ------------  ------------   --------------
Revenue ..............................................                    $ 575,914       $74,454                     $ 650,368
                                                                          ---------       -------                     ---------
Costs and expenses:
Direct operating, net ................................                      207,726        30,931                       238,657
Vehicle depreciation and lease charges, net ..........                      176,676        17,674                       194,350
Selling, general and administrative ..................                      113,750         8,344                       122,094
Interest, net ........................................    $  11,116          57,627         1,697                        70,440
Non-vehicle depreciation and amortization ............                        4,763           686                         5,449
Amortization of cost in excess of net
   assets acquired and other intangibles .............        5,037           3,014            44                         8,095
Unusual charges ......................................                       60,062                                      60,062
                                                          ---------       ---------       -------                     ---------
                                                             16,153         623,618        59,376                       699,147
                                                          ---------       ---------       -------                     ---------
                                                            (16,153)        (47,704)       15,078                       (48,779)
Equity (loss) in earnings of subsidiaries ............      (17,308)          9,493                    $  7,815
                                                          ---------       ---------       -------      --------       ---------
Income (loss) before provision (benefit) for income
   taxes .............................................      (33,461)        (38,211)       15,078         7,815         (48,779)
Provision (benefit) for income taxes .................       (8,715)        (20,903)        5,585                       (24,033)
                                                          ---------       ---------       -------      --------       ---------
Net income (loss) ....................................    $ (24,746)      $ (17,308)      $ 9,493      $  7,815       $ (24,746)
                                                          =========       =========       =======      ========       =========
                                                                                AVIS GROUP HOLDINGS, INC
                                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                 (PREDECESSOR COMPANIES)
                                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                                      (IN THOUSANDS)
                                                          ------------------------------------------------------------------------
                                                                                           NON-                       AVIS GROUP
                                                                          GUARANTOR     GUARANTOR                   HOLDINGS, INC.
                                                            PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                          ---------     -----------    ------------  ------------   --------------
Revenue ..............................................                    $ 658,053       $75,641                     $ 733,694
                                                                          ---------       -------                     ---------
Costs and expenses:
Direct operating, net ................................                      229,975        29,598                       259,573
Vehicle depreciation and lease charges, net ..........                      173,196        18,150                       191,346
Selling, general and administrative ..................                      112,293         8,808                       121,101
Interest, net ........................................    $  25,250          60,067         1,675                        86,992
Non-vehicle depreciation and amortization ............                       11,985           662                        12,647
Amortization of cost in excess of net
   Assets acquired and other intangibles .............                        3,090            43                         3,133
                                                          ---------       ---------       -------                     ---------
                                                             25,250         590,606        58,936                       674,792
                                                          ---------       ---------       -------                     ---------
                                                            (25,250)         67,447        16,705                        58,902
Equity in earnings of subsidiaries ...................       64,268          19,983                    $(84,251)
                                                          ---------       ---------       -------      --------       ---------
Income before provision (benefit) for income taxes ...       39,018          87,430        16,705       (84,251)         58,902
Provision (benefit) for income taxes .................       (9,379)         34,909         5,043                        30,573
                                                          ---------       ---------       -------      --------       ---------
Income from continuing operations ....................       48,397          52,521        11,662       (84,251)         28,329
Income (loss) from discontinued operation, net of
   income taxes ......................................                      11,747         8,321                        20,068
                                                          ---------       ---------       -------      --------       ---------
   Net income ........................................    $  48,397       $  64,268       $19,983      $(84,251)      $  48,397
                                                          =========       =========       =======      ========       =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                   AVIS GROUP HOLDINGS, INC
                                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                          FOR THE PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO SEPTEMBER 30, 2001
                                                                                         (IN THOUSANDS)
                                                         -------------------------------------------------------------------------
                                                                                             NON-                      AVIS GROUP
                                                                          GUARANTOR       GUARANTOR                  HOLDINGS, INC.
                                                            PARENT       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         -----------     ------------    ------------  ------------  --------------
Revenue ..............................................                   $ 1,343,901      $ 153,357                   $ 1,497,258
                                                                         -----------      ---------                   -----------
Costs and expenses:
Direct operating, net ................................                       483,474         65,547                       549,021
Vehicle depreciation and lease charges, net ..........                       386,678         36,432                       423,110
Selling, general and administrative ..................                       257,307         18,906                       276,213
Interest, net ........................................   $    27,362         136,568          2,617                       166,547
Non-vehicle depreciation and amortization ............                        10,651          1,584                        12,235
Amortization of cost in excess of net
   assets acquired and other intangibles .............        11,611           6,891            102                        18,604
Unusual charges ......................................                        60,062                                       60,062
                                                         -----------     -----------      ---------                   -----------
                                                              38,973       1,341,631        125,188                     1,505,792
                                                         -----------     -----------      ---------                   -----------
                                                             (38,973)          2,270         28,169                        (8,534)
Equity in earnings of subsidiaries ...................        21,914          20,232                     $(42,146)
                                                         -----------     -----------      ---------      --------     -----------
Income (loss) before provision (benefit) for income
   taxes .............................................       (17,059)         22,502         28,169       (42,146)         (8,534)
Provision (benefit) for income taxes .................       (10,906)            588          7,937                        (2,381)
                                                         -----------     -----------      ---------      --------     -----------
Net income (loss) ....................................   $    (6,153)    $    21,914      $  20,232      $(42,146)    $    (6,153)
                                                         ===========     ===========      =========      ========     ===========
                                                                                   AVIS GROUP HOLDINGS, INC
                                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                     (PREDECESSOR COMPANIES)
                                                                          FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001
                                                                                         (IN THOUSANDS)
                                                         -------------------------------------------------------------------------
                                                                                             NON-                      AVIS GROUP
                                                                          GUARANTOR       GUARANTOR                  HOLDINGS, INC.
                                                            PARENT       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         -----------     ------------    ------------  ------------  --------------
Revenue ..............................................                   $   344,496      $  41,325                   $   385,821
                                                                         -----------      ---------                   -----------
Costs and expenses:
Direct operating, net ................................                       154,490         19,340                       173,830
Vehicle depreciation and lease charges, net ..........                       102,490          9,476                       111,966
Selling, general and administrative ..................                        77,866          5,363                        83,229
Interest, net ........................................   $    11,473          40,375            944                        52,792
Non-vehicle depreciation and amortization ............                         3,707            447                         4,154
Amortization of cost in excess of net
   Assets acquired ...................................                         2,060             27                         2,087
                                                         -----------     -----------      ---------                   -----------
                                                              11,473         380,988         35,597                       428,058
                                                         -----------     -----------      ---------                   -----------
                                                             (11,473)        (36,492)         5,728                       (42,237)

Equity (loss) in earnings of subsidiaries ............       (21,907)         10,898                     $ 11,009
                                                         -----------     -----------      ---------      --------     -----------

Income (loss) before provision (benefit) for income
   taxes .............................................       (33,380)        (25,594)         5,728        11,009         (42,237)
                                                         -----------     -----------      ---------      --------     -----------
Provision  (benefit) for income taxes ................        (4,261)        (12,716)         1,194                       (15,783)
                                                         -----------     -----------      ---------      --------     -----------

Income (loss) from continuing operations .............       (29,119)        (12,878)         4,534        11,009         (26,454)

Income (loss) from discontinued operations, net of
   income taxes ......................................                        (6,358)        11,305                         4,947
                                                         -----------     -----------      ---------      --------     -----------

Income (loss) before cumulative effect of accounting
   change ............................................       (29,119)        (19,236)        15,839        11,009         (21,507)

Cumulative effect of accounting change, net of income
   tax benefit .......................................                        (2,671)        (4,941)                       (7,612)

                                                         -----------     -----------      ---------      --------     -----------
Net income (loss) ....................................   $   (29,119)    $   (21,907)     $  10,898      $ 11,009     $   (29,119)
                                                         ===========     ===========      =========      ========     ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  AVIS GROUP HOLDINGS, INC.
                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                   (PREDECESSOR COMPANIES)
                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                                       (IN THOUSANDS)
                                                        --------------------------------------------------------------------------

                                                                                            NON-                      AVIS GROUP
                                                                         GUARANTOR       GUARANTOR                  HOLDINGS, INC.
                                                           PARENT       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                        -----------     ------------    ------------  ------------  --------------
Revenue ..........................................                      $ 1,792,413      $196,754                    $1,989,167
                                                                        -----------      --------                    ----------
Costs and expenses:
Direct operating, net ............................                          631,688        83,893                       715,581
Vehicle depreciation and lease charges, net ......                          462,706        47,968                       510,674
Selling, general and administrative ..............                          329,985        25,255                       355,240
Interest, net ....................................      $  105,500          169,787         2,941                       278,228
Non-vehicle depreciation and amortization ........                           20,237         2,023                        22,260
Amortization of cost in excess of net
   assets acquired ...............................                            9,282           132                         9,414
                                                        ----------      -----------      --------                    ----------
                                                           105,500        1,623,685       162,212                     1,891,397
                                                        ----------      -----------      --------                    ----------
                                                          (105,500)         168,728        34,542                        97,770

Equity in earnings of subsidiaries ...............         171,727           82,010                    $(253,737)
                                                        ----------      -----------      --------      ---------     ----------
Income before provision (benefit) for income taxes          66,227          250,738        34,542       (253,737)        97,770
                                                        ----------      -----------      --------      ---------     ----------
Provision (benefit) for income taxes .............         (39,188)          78,127         9,037                        47,976
                                                        ----------      -----------      --------      ---------     ----------
Income from continuing operations ................         105,415          172,611        25,505       (253,737)        49,794
Income (loss) from discontinued operation, net of
   income taxes ..................................                             (885)       56,506                        55,621
                                                        ----------      -----------      --------      ---------     ----------
Net income .......................................      $  105,415      $   171,726      $ 82,011      $(253,737)    $  105,415
                                                        ==========      ===========      ========      =========     ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                 AVIS GROUP HOLDINGS, INC.
                                                                 CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                                                    SEPTEMBER 30, 2001
                                                                                       (IN THOUSANDS)
                                                        --------------------------------------------------------------------------

                                                                                            NON-                      AVIS GROUP
                                                                         GUARANTOR       GUARANTOR                  HOLDINGS, INC.
                                                           PARENT       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                        -----------     ------------    ------------  ------------  --------------
ASSETS
Cash and cash equivalents .........................     $       200     $    29,653      $    13,168                 $   43,021
Restricted cash ...................................             621                           43,332                     43,953
Accounts receivable, net ..........................             (12)        180,268           25,920                    206,176
Prepaid expenses ..................................                          50,416            7,480                     57,896
Property and equipment, net .......................                         185,670           12,755                    198,425
Investment in consolidated subsidiaries ...........         705,132        (448,517)         448,517   $(705,132)
Other assets ......................................                          14,134           20,956                     35,090
Deferred income tax assets, net ...................         190,278         295,200            4,433                    489,911
Customer lists ....................................          18,392                                                      18,392
Cost in excess of net assets acquired, net ........         756,511         461,411            2,608                  1,220,530
                                                        -----------     -----------      -----------   ---------     ----------
Total assets exclusive of assets under management
   programs .......................................       1,671,122         768,235          579,169    (705,132)     2,313,394
                                                        -----------     -----------      -----------   ---------     ----------
Assets under management programs:
   Restricted cash ................................                                          151,046                    151,046
   Vehicles .......................................                         (82,431)       3,636,873                  3,554,442
   Due from vehicle manufacturers .................                            (693)         591,244                    590,551
                                                                        -----------      -----------                 ----------
                                                                            (83,124)       4,379,163                  4,296,039
                                                        -----------     -----------      -----------   ---------     ----------

Total assets ......................................     $ 1,671,122     $   685,111      $ 4,958,332   $(705,132)    $6,609,433
                                                        ===========     ===========      ===========   =========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities ..........     $    22,877     $   476,186      $   149,917                 $  648,980
Due to Cendant Corporation and affiliates, net ....         704,576            (318)        (293,787)                   410,471
Public liability, property damage and other
   insurance liabilities, net .....................                         171,118           56,550                    227,668
Non-vehicle debt ..................................         589,616           4,978                                     594,594
                                                        -----------     -----------      -----------                 ----------
Total liabilities exclusive of liabilities under
   management programs ............................       1,317,069         651,964          (87,320)                 1,881,713
                                                        -----------     -----------      -----------                 ----------
Liabilities under management programs:
   Vehicle debt ...................................                                        3,934,969                  3,934,969
   Deferred income taxes ..........................                         333,461           37,304                    370,765
   Other ..........................................                          67,933                                      67,933
                                                                        -----------      -----------                 ----------
                                                                            401,394        3,972,273                  4,373,667
                                                        -----------     -----------      -----------   ---------     ----------
Total liabilities .................................       1,317,069       1,053,358        3,884,953                  6,255,380
                                                        -----------     -----------      -----------   ---------     ----------

Common stockholder's equity .......................         354,053        (368,247)       1,073,379    (705,132)       354,053
                                                        -----------     -----------      -----------   ---------     ----------

Total liabilities and common stockholder's equity .     $ 1,671,122     $   685,111      $ 4,958,332   $(705,132)    $6,609,433
                                                        ===========     ===========      ===========   =========     ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                AVIS GROUP HOLDINGS, INC.
                                                                 CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                                                  (PREDECESSOR COMPANIES)
                                                                                     DECEMBER 31, 2000
                                                                                       (IN THOUSANDS)
                                                        --------------------------------------------------------------------------

                                                                                            NON-                      AVIS GROUP
                                                                         GUARANTOR       GUARANTOR                  HOLDINGS, INC.
                                                           PARENT       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                        -----------     ------------    ------------  ------------  --------------
ASSETS
Cash and cash equivalents ..........................    $        73     $    65,602      $    14,693                  $   80,368
Restricted cash ....................................                                          41,280                      41,280
Accounts receivable, net ...........................            156         162,589           26,917                     189,662
Prepaid expenses ...................................                         39,014            8,910                      47,924
Property and equipment, net ........................                        167,256           14,248                     181,504
Investment in consolidated subsidiaries ............      2,276,599            (826)                  $(2,275,773)
Other assets .......................................          1,064          55,304           22,604                      78,972
Net assets of discontinued operation ...............       (883,464)      2,086,932         (323,168)                    880,300
Deferred income taxes ..............................         96,680         249,201            3,387                     349,268
Cost in excess of net assets acquired, net .........                        450,922            2,528                     453,450
                                                        -----------     -----------      -----------  -----------     ----------
Total assets exclusive of assets under management
   programs ........................................      1,491,108       3,275,994         (188,601)  (2,275,773)     2,302,728
                                                        -----------     -----------      -----------  -----------     ----------
Assets under management programs:
   Restricted cash .................................                                         126,202                     126,202
   Vehicles ........................................                        (50,804)       3,812,258                   3,761,454
   Due from vehicle manufacturers ..................                          9,666          309,000                     318,666
                                                                        -----------      -----------  -----------     ----------
                                                                            (41,138)       4,247,460                   4,206,322
                                                        -----------     -----------      -----------  -----------     ----------

Total assets .......................................    $ 1,491,108     $ 3,234,856      $ 4,058,859  $(2,275,773)    $6,509,050
                                                        ===========     ===========      ===========  ===========     ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $    10,994     $   383,754      $   152,085                  $  546,833
Due to Cendant Corporation and affiliates, net .....                         36,117                                       36,117
Public liability, property damage and other
   insurance liabilities, net ......................                        194,373           53,194                     247,567
Non-vehicle debt ...................................        725,000           5,333                                      730,333
                                                        -----------     -----------      -----------                  ----------
Total assets exclusive of assets under management
   programs ........................................        735,994         619,577          205,279                   1,560,850
                                                        -----------     -----------      -----------                  ----------
Liabilities under management programs:
   Vehicle debt ....................................                                       3,816,682                   3,816,682
   Deferred income taxes ...........................                        338,680           37,724                     376,404
                                                                        -----------      -----------                  ----------
                                                                            338,680        3,854,406                   4,193,086
                                                        -----------     -----------      -----------                  ----------
Total liabilities ..................................        735,994         958,257        4,059,685                   5,753,936
                                                        -----------     -----------      -----------                  ----------

Common stockholders' equity ........................        755,114       2,276,599             (826) $(2,275,773)       755,114
                                                        -----------     -----------      -----------  -----------     ----------

Total liabilities and common stockholders' equity ..    $ 1,491,108     $ 3,234,856      $ 4,058,859  $(2,275,773)    $6,509,050
                                                        ===========     ===========      ===========  ===========     ==========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  AVIS GROUP HOLDINGS, INC.
                                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                           FOR THE PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO SEPTEMBER 30, 2001
                                                                                       (IN THOUSANDS)
                                                           ------------------------------------------------------------------------
                                                                                                                      AVIS GROUP
                                                                                           NON-                     HOLDINGS, INC.
                                                              PARENT     GUARANTOR       GUARANTOR    ELIMINATIONS   CONSOLIDATED
                                                            ---------    ---------      -----------   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................... $  (6,153)   $  21,914      $    20,232     $(42,146)     $    (6,153)
Adjustments to reconcile net income  (loss) to net cash
   provided by (used in) operating activities
   exclusive of management programs .......................   (75,546)      13,884           98,107                        36,445
                                                            ---------    ---------      -----------     --------      -----------
Net cash provided by (used in) operating activities
   exclusive of management programs .......................   (81,699)      35,798          118,339      (42,146)          30,292
                                                            ---------    ---------      -----------     --------      -----------
Management programs:
     Vehicle depreciation .................................                366,231           29,754                       395,985
     Deferred income taxes ................................   (98,628)      86,855             (715)                      (12,488)
                                                            ---------    ---------      -----------                   -----------
                                                              (98,628)     453,086           29,039                       383,497
                                                            ---------    ---------      -----------     --------      -----------
     NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES .  (180,327)     488,884          147,378      (42,146)         413,789
                                                            ---------    ---------      -----------     --------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
     Decrease in restricted cash ..........................                                 (36,855)                      (36,855)
     Increase (decrease) in due (from) to vehicle
       manufacturers ......................................                  6,485         (290,918)                     (284,433)
     Payments for vehicle additions .......................                (87,510)      (3,319,908)                   (3,407,418)
     Vehicle deletions ....................................               (331,887)       3,388,888                     3,057,001
                                                                         ---------      -----------                   -----------
                                                                          (412,912)        (258,793)                     (671,705)
                                                                         ---------      -----------                   -----------
Payments for additions to property and equipment ..........                (22,084)            (873)                      (22,957)
Retirements of property and equipment .....................                    703            2,516                         3,219
Payment for purchase of rental car franchise licensees ....                (27,837)            (424)                      (28,261)
Investment in subsidiaries ................................   (21,914)     (20,232)                       42,146
                                                            ---------    ---------      -----------     --------      -----------
Net cash provided by (used in) investing activities
   exclusive of management programs .......................   (21,914)     (69,450)           1,219       42,146          (47,999)
                                                            ---------    ---------      -----------     --------      -----------
      NET CASH USED IN INVESTING ACTIVITIES ...............   (21,914)    (482,362)        (257,574)      42,146         (719,704)
                                                            ---------    ---------      -----------     --------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
   Net (decrease) increase in vehicle debt ................                 (8,743)          95,045                        86,302
                                                            ---------    ---------      -----------                   -----------
Net decrease in non-vehicle debt ..........................  (317,650)        (278)                                      (317,928)
Increase in due to Cendant - intercompany financing,
   net ....................................................   394,950                                                     394,950
Payments for debt issuance costs ..........................                 (4,593)                                        (4,593)
Capital contribution from Cendant .........................   125,000                                                     125,000
                                                            ---------    ---------      -----------                   -----------
Net cash provided by (used in) financing activities
   exclusive of management programs .......................   202,300       (4,871)                                       197,429
                                                            ---------    ---------      -----------                   -----------
     NET CASH PROVIDED (USED IN) BY FINANCING
       ACTIVITIES .........................................   202,300      (13,614)          95,045                       283,731
                                                            ---------    ---------      -----------                   -----------

Effect of exchange rate changes on cash ...................                                    (900)                         (900)
                                                            ---------    ---------      -----------     --------      -----------

Net increase (decrease) in cash and cash equivalents ......        59       (7,092)         (16,051)                      (23,084)
Cash and cash equivalents at beginning of period ..........       141       36,745           29,219                        66,105
                                                            ---------    ---------      -----------     --------      -----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ........... $     200    $  29,653      $    13,168     $             $    43,021
                                                            =========    =========      ===========     ========      ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                   AVIS GROUP HOLDINGS, INC.
                                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                                    (PREDECESSOR COMPANIES)
                                                                           FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001
                                                                                         (IN THOUSANDS)
                                                              ----------------------------------------------------------------------
                                                                                              NON-                      AVIS GROUP
                                                                              GUARANTOR    GUARANTOR                  HOLDINGS, INC.
                                                                PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                              -----------   ------------  ------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................   $ (29,119)    $ (21,907)     $  10,898      $11,009       $ (29,119)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    exclusive of management programs ......................     (84,192)      (22,321)        38,183                      (68,330)
                                                              ---------     ---------      ---------      -------       ---------
Net cash provided by (used in) operating activities
    exclusive of management programs ......................    (113,311)      (44,228)        49,081       11,009         (97,449)
                                                              ---------     ---------      ---------      -------       ---------
Management programs:
    Vehicle depreciation ..................................                    97,909          8,019                      105,928
    Deferred income taxes .................................        (668)       10,648        (27,724)                     (17,744)
                                                              ---------     ---------      ---------      -------       ---------
                                                                   (668)      108,557        (19,705)                      88,184
                                                              ---------     ---------      ---------      -------       ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...    (113,979)       64,329         29,376       11,009          (9,265)
                                                              ---------     ---------      ---------      -------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
    Increase in restricted cash ...........................                                   10,978                       10,978
    Increase in due from vehicle manufacturers ............                                   16,368                       16,368
    Payments for vehicle additions ........................                    (1,843)      (941,259)                    (943,102)
    Vehicle deletions .....................................                   (82,138)       895,598                      813,460
                                                                            ---------      ---------                    ---------
                                                                              (83,981)       (18,315)                    (102,296)
                                                              ---------     ---------      ---------                    ---------
Payments for additions to property and equipment ..........                    (2,948)          (330)                      (3,278)
Retirements of property and equipment .....................                      (400)            20                         (380)
Increase (decrease) in net assets and preferred stock of
   discontinued operation .................................                     5,132         (5,423)                        (291)
Investment in subsidiaries ................................      21,907       (10,898)                    (11,009)
                                                              ---------     ---------      ---------      -------       ---------
Net cash provided by (used in) investing activities
    exclusive of management programs ......................      21,907        (9,114)        (5,733)     (11,009)         (3,949)
                                                              ---------     ---------      ---------      -------       ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...      21,907       (93,095)       (24,048)     (11,009)       (106,245)
                                                              ---------     ---------      ---------      -------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
    Net increase (decrease) in vehicle debt ...............      92,000            (2)         9,209                      101,207
                                                              ---------     ---------      ---------                    ---------
Net decrease in non-vehicle debt ..........................                       (77)                                        (77)
Payments for debt issuance costs ..........................                       (12)                                        (12)
Other .....................................................         140                                                       140
Net cash provided by (used in) financing activities           ---------     ---------      ---------                    ---------
    exclusive of management programs ......................         140           (89)                                         51
                                                              ---------     ---------      ---------                    ---------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES ..........................................      92,140           (91)         9,209                      101,258
                                                              ---------     ---------      ---------                    ---------

Effect of exchange rate changes on cash ...................                                      (11)                         (11)
                                                              ---------     ---------      ---------                    ---------

Net increase (decrease) in cash and cash equivalents ......          68       (28,857)        14,526                      (14,263)
Cash and cash equivalents at beginning of period ..........          73        65,602         14,693                       80,368
                                                              ---------     ---------      ---------      -------       ---------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD ...............   $     141     $  36,745      $  29,219      $    --       $  66,105
                                                              =========     =========      =========      =======       =========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6-GUARANTOR AND NON-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  AVIS GROUP HOLDINGS, INC.
                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                                   (PREDECESSOR COMPANIES)
                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                                       (IN THOUSANDS)
                                                            -----------------------------------------------------------------------
                                                                                             NON-                      AVIS GROUP
                                                                           GUARANTOR      GUARANTOR                  HOLDINGS, INC.
                                                               PARENT     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            -----------   -----------   ------------   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................  $   105,415   $   171,726    $    82,011    $(253,737)    $   105,415
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    exclusive of management programs .....................    1,067,357       981,983       (921,161)           1       1,128,180
                                                            -----------   -----------    -----------    ---------     -----------
Net cash provided by (used in) operating activities
    exclusive of management programs .....................    1,172,772     1,153,709       (839,150)    (253,736)      1,233,595
                                                            -----------   -----------    -----------    ---------     -----------
Management programs:
    Vehicle depreciation .................................                    454,721         33,817                      488,538
    Deferred income taxes ................................      (44,300)       33,934         (3,690)                     (14,056)
                                                            -----------   -----------    -----------                  -----------
                                                                (44,300)      488,655         30,127                      474,482
                                                            -----------   -----------    -----------    ---------     -----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..    1,128,472     1,642,364       (809,023)    (253,736)      1,708,077
                                                            -----------   -----------    -----------    ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Management programs:
    Decrease in restricted cash ..........................                                   (36,963)                     (36,963)
    Decrease in due from vehicle manufacturers ...........                     (8,608)       (46,274)                     (54,882)
    Payments for vehicle additions .......................                    (51,696)    (3,855,743)                  (3,907,439)
    Vehicle deletions ....................................                   (437,550)     3,231,916                    2,794,366
                                                                          -----------    -----------                  -----------
                                                                             (497,854)      (707,064)                  (1,204,918)
                                                                          -----------    -----------                  -----------
Payments for additions for property and equipment ........                    (28,465)        (1,335)                     (29,800)
Retirements of property and equipment ....................                      5,420            198                        5,618
Increase (decrease) in net assets and preferred stock of
    discontinued operations ..............................                 (1,036,387)       994,821                      (41,566)
Investment in subsidiaries ...............................     (171,726)      (82,010)                    253,736
                                                            -----------   -----------    -----------    ---------     -----------
Net cash provided by (used in) investing activities
    exclusive of management programs .....................     (171,726)   (1,141,442)       993,684      253,736         (65,748)
                                                            -----------   -----------    -----------    ---------     -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .     (171,726)   (1,639,296)       286,620      253,736      (1,270,666)
                                                            -----------   -----------    -----------    ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Management programs:
    Net increase in vehicle debt .........................                                   527,052                      527,052
                                                                                         -----------                  -----------
Net decrease in non-vehicle debt .........................     (957,000)         (328)                                   (957,328)
Payments for debt issuance costs .........................                     (9,525)                                     (9,525)
Purchase of treasury stock ...............................          271                                                       271
                                                            -----------   -----------    -----------                  -----------
Net cash used in financing activities
    exclusive of management programs .....................     (956,729)       (9,853)                                   (966,582)
                                                            -----------   -----------    -----------                  -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..     (956,729)       (9,853)       527,052                     (439,530)
                                                            -----------   -----------    -----------                  -----------

Effect of exchange rate changes on cash ..................                                      (390)                        (390)
                                                            -----------   -----------    -----------                  -----------

Net increase (decrease) in cash and cash equivalents .....           17        (6,785)         4,259                       (2,509)
Cash and cash equivalents at beginning of period .........           54        24,797          7,050                       31,901
                                                            -----------   -----------    -----------    ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD ..............  $        71   $    18,012    $    11,309    $             $    29,392
                                                            ===========   ===========    ===========    =========     ===========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7-SEGMENT INFORMATION

Prior to the Acquisition, the Company operated in two segments, vehicle leasing and vehicle rental. Subsequent to the sale of Vehicle Leasing on March 1, 2001, the Company operates in one industry segment, the vehicle rental business.

EBITDA represents net income, plus non-vehicle related interest expense, non-vehicle depreciation and amortization, unusual charges, corporate allocations and income taxes from vehicle rental operations (in thousands). Provided below is a reconciliation of EBIDTA to income (loss) before income taxes.

                                                                              PREDECESSOR
                                                                               COMPANIES
                                                                             -------------
                                                                             THREE MONTHS
                                                           THREE MONTHS          ENDED
                                                               ENDED         SEPTEMBER 30,
                                                        SEPTEMBER 30, 2001        2000
                                                        ------------------   -------------
EBITDA ...........................................          $  38,381           $ 84,169
Non-fleet interest ...............................             (7,758)           (23,291)
Intercompany interest ............................             (4,735)
Non-vehicle depreciation and amortization ........            (13,544)            (1,976)
Unusual charges ..................................            (60,062)
Corporate allocations ............................             (1,061)
                                                            ---------           --------
Income (loss) before provision for income taxes ..          $ (48,779)          $ 58,902
                                                            =========           ========
                                                                                   PREDECESSOR COMPANIES
                                                                              -------------------------------
                                                          MARCH 1, 2001        TWO MONTHS        NINE MONTHS
                                                      (DATE OF ACQUISITION)       ENDED             ENDED
                                                                TO            FEBRUARY 28,      SEPTEMBER 30,
                                                        SEPTEMBER 30, 2001         2001              2000
                                                      ---------------------   ------------      -------------
EBITDA ...........................................          $ 116,304           $(23,715)          $224,566
Interest, net ....................................            (22,413)           (12,281)           (95,122)
Intercompany interest ............................             (9,742)
Non-vehicle depreciation and amortization ........            (30,839)            (6,241)           (31,674)
Unusual charges ..................................            (60,062)
Corporate allocations ............................             (1,782)
                                                            ---------           --------           --------
Income (loss) before provision for income taxes ..          $  (8,534)          $(42,237)          $ 97,770
                                                            =========           ========           ========

NOTE 8-DERIVATIVES

The Company's operations are primarily funded through a combination of asset-backed floating rate notes and commercial paper programs in the United States and Canada. Consistent with its historical risk management policies, the Company uses interest rate swaps and caps to hedge interest rate risks on its debt and to create a mixed portfolio of fixed and floating rate debt.

Certain interest rate swaps have been designated as cash flow hedges of interest rate risk on the Company's floating rate medium-term notes. Certain cash flow hedge contracts extend into 2004. For the two months ended February 28, 2001 and the seven months ended September 30, 2001, no material ineffectiveness was recognized on these hedges. Amounts accumulated in other comprehensive income
(loss) are reclassified into earnings as interest is accrued on the hedged transactions. For the two months ended February 28, 2001 and the seven months ended September 30, 2001, approximately $0.4 million and $(7.7) million, respectively, of net income (loss) has been reclassified from other comprehensive loss into earnings. Over the next 12 months, net losses of approximately $48.3 million are expected to be reclassified from other comprehensive income (loss) into earnings. The impact of these charges will have the desired effect of fixing the interest rate paid on certain debt instruments. The amounts accumulated in other comprehensive income (loss) will fluctuate based on changes in the fair value of the Company's derivatives at each reporting period. For the two months ended February 28, 2001 and the seven months ended September 30, 2001, there were no amounts reclassified into earnings resulting from the discontinuation of any hedging relationships.

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8-DERIVATIVES (CONTINUED)

The majority of the Company's interest rate swaps and caps have not been designated as hedges for accounting purposes. However, these derivatives are being used to economically hedge interest rate risk exposures on the Company's floating rate notes and commercial paper programs. For the two months ended February 28, 2001 and the seven months ended September 30, 2001, the net loss recognized on these derivatives was $869,000 and $2.8 million, respectively. These amounts have been recorded as a component of interest, net on the Company's Condensed Consolidated Statements of Operations.

NOTE 9-RELATED PARTY TRANSACTIONS

Related party charges include allocations from Cendant for services provided to the Company, which consist of (in thousands):

                                              PREDECESSOR
                                               COMPANIES
                                             -------------
                            THREE MONTHS     THREE MONTHS
                               ENDED             ENDED
                           SEPTEMBER 30,     SEPTEMBER 30,
                                2001              2000
                           -------------     -------------
Royalties ..........          $ 27,495          $29,347
Reservations .......            14,487           14,743
Data processing ....            15,433           12,009
Rent and other .....            11,906            3,280
Interest ...........             4,129
                              --------          -------
Total ..............          $ 73,450          $59,379
                              ========          =======
                                                    PREDECESSOR COMPANIES
                                               -------------------------------
                           MARCH 1, 2001        TWO MONTHS        NINE MONTHS
                       (DATE OF ACQUISITION)       ENDED            ENDED
                                 TO            FEBRUARY 28,      SEPTEMBER 30,
                         SEPTEMBER 30, 2001         2001             2000
                       --------------------    ------------      -------------
Royalties ..........          $ 63,305            $16,205          $ 79,566
Reservations .......            33,673              8,496            43,226
Data processing ....            35,574             11,395            33,021
Rent and other .....            23,535              1,456             7,316
Interest ...........            11,139
                              --------            -------          --------
Total ..............          $167,226            $37,552          $163,129
                              ========            =======          ========

                            AVIS GROUP HOLDINGS, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9-RELATED PARTY TRANSACTIONS (CONTINUED)

The amounts due to Cendant Corporation and affiliates, net at September 30, 2001 and December 31, 2000 consisted of the following balances (in thousands):

                                                                                          PREDECESSOR
                                                                                           COMPANIES
                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                          2001               2000
                                                                     -------------       ------------
Due (from) to Cendant, short term funding and trading, net ..          $(132,387)          $36,117
Due to Cendant-working capital ..............................            181,904
Due to Cendant-long term ....................................            380,000
Due from other Cendant affiliates, net ......................            (19,046)
                                                                       ---------           -------
Total due to Cendant Corporation and affiliates, net ........          $ 410,471           $36,117
                                                                       =========           =======

In connection with the Acquisition, Avis Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of PHH Corp., borrowed $937 million from PHH Corp. Concurrent with the Acquisition, Acquisition Corp. was merged into Avis Group Holdings, Inc. with Avis Group Holdings, Inc. becoming the surviving entity. Immediately after the Acquisition, Avis Group Holdings, Inc. sold all of the stock of Vehicle Leasing to PHH Corp. for $800 million. The proceeds of the sale were used by Avis Group Holdings, Inc. to reduce its note payable to PHH Corp. from $937 million to $137 million. Following such sale, the stock of Avis Group Holdings, Inc. acquired in the Acquisition was dividended by PHH Corp. to Cendant Finance Holding Corporation ("CFHC") and, through a series of internal transfers, to Cendant Car Holdings, LLC. The note payable to PHH Corp. remaining due from Avis Group Holdings, Inc. in the amount of $137 million was transferred by PHH Corp. to CFHC, where it remains.

During the quarter ended June 30, 2001, the Company repaid its outstanding borrowings under its then existing Revolving Credit Facility (see Note 5). Subsequent to the repayment, Cendant provides the Company funding for certain of its working capital needs. The intercompany borrowings bear interest at a market rate based on LIBOR. On June 29, 2001, Cendant made a capital contribution to the Company by forgiving $125 million of intercompany debt. As of September 30, 2001, $182 million of borrowings are related to working capital and $380 million are long-term in nature and are related to the Acquisition. These borrowings are not expected to be repaid before December 31, 2001.

On June 29, 2001, one of the Company's vehicle financing subsidiaries amended its loan agreements to allow Cendant to borrow $155 million of its restricted cash. In turn, Cendant provided a demand note to this subsidiary and secured the demand note with letters of credit. The loan to Cendant is included in due
(from) to Cendant, short-term funding and trading, net.

NOTE 10-INCOME TAXES

Subsequent to the Date of Acquisition, the Company continues to file its own consolidated federal income tax return. In addition, the Company files consolidated and combined state income tax returns with Cendant in jurisdictions where required. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

GENERAL OVERVIEW

On November 11, 2000, we entered into a merger agreement with Cendant Corporation. The merger was approved on February 28, 2001 by a majority of our shareholders who were unaffiliated with Cendant and closed on March 1, 2001. In addition, we sold our investment in our Avis Fleet Leasing and Management Corp., subsidiaries to PHH Corporation, a wholly-owned subsidiary of Cendant, for $800 million. The proceeds from the sale were used to retire acquisition indebtedness. As such, the following discussion and analysis of continuing results of operations includes our Rent A Car System, Inc. and Reserve Claims Management Co. subsidiaries.

We conduct vehicle rental operations through wholly-owned subsidiaries in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Vehicle rental revenue is derived principally from time and mileage charges for vehicle rentals and, to a lesser extent, the sale of loss damage waivers, liability insurance and other products and services.

We evaluate our performance based upon a modified earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization calculations. For this purpose, Adjusted EBITDA is defined as earnings before non-vehicle interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

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

The following discussion and analysis provides information that management believes to be relevant to understanding the our financial position and results of operations:

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

PRO-FORMA RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO PRO-FORMA RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

We believe that a more meaningful comparison is made when the vehicle rental pro-forma results of operations for the nine months ended September 30, 2001 and historical results for the three months ended September 30, 2001 are compared to the pro-forma results of operations for the nine and three months ended September 30, 2000. These pro-forma statements give effect to the acquisition of us by Cendant, and the retirement of term loans in the amount of $991.5 million from the proceeds of the sale of the vehicle leasing operations in Europe and the repayment of intercompany indebtedness, including the related interest expense, as if they had occurred on January 1, 2000.

                                                      PRO-FORMA                                   PRO-FORMA
                                        NINE MONTHS ENDED SEPTEMBER 30, 2001        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        -------------------------------------       ------------------------------------
                                         VEHICLE                                      VEHICLE
                                          RENTAL      CORPORATE      TOTAL             RENTAL     CORPORATE      TOTAL
                                       -----------    ---------   -----------       -----------   ---------   ----------
Revenue ............................   $ 1,883,079                $ 1,883,079       $ 1,989,167               $1,989,167
                                       -----------                -----------       -----------               ----------
Costs and expenses:
  Direct operating .................       722,855                    722,855           715,581                  715,581
  Vehicle depreciation and
    lease charges, net .............       535,077                    535,077           510,674                  510,674
  Selling, general and
    administrative .................       359,436                    359,436           355,444    $ (1,294)     354,150
  Vehicle interest, net ............       173,882                    173,882           175,534                  175,534
  Unusual charges ..................        60,062                     60,062
                                       -----------                -----------       -----------    --------   ----------
                                         1,851,312                  1,851,312         1,757,233      (1,294)   1,755,939
                                       -----------                -----------       -----------    --------   ----------
Adjusted EBITDA ....................        31,767                     31,767           231,934       1,294      233,228
Interest on non-vehicle debt .......         7,813     $ 24,703        32,516            14,678      35,512       50,190
Interest on intercompany debt ......         8,276        1,466         9,742
Amortization of cost in excess of
    net assets acquired ............         9,080       14,762        23,842             9,414      14,475       23,889
Non-vehicle depreciation and
    amortization ...................        16,389                     16,389             8,048                    8,048
                                       -----------     --------   -----------       -----------    --------   ----------
Income (loss) before provision
    (benefit) for income taxes .....   $    (9,791)    $(40,931)      (50,722)      $   199,794    $(48,693)     151,101
                                       ===========     ========                     ===========    ========
(Benefit) provision for income
     taxes .........................                                  (14,151)                                    68,751
                                                                  -----------                                 ----------
Net (loss) income ..................                              $   (36,571)                                $   82,350
                                                                  ===========                                 ==========

VEHICLE RENTAL

REVENUE

Revenue decreased 5.3%, from $1,989.2 million to $1,883.1 million, compared to the same period in 2000. The revenue decrease reflects a 5.5% decrease in the number of rental transactions partially offset by a 0.2% increase in revenue per rental transaction.

COSTS AND EXPENSES

Total costs and expenses (including interest on non-vehicle debt, interest on intercompany debt, amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 5.2%, from $1,838.1 million to $1,933.8 million, compared to the same period in 2000.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses increased 1.0%, from $715.6 million to $722.9 million, compared to the same period in 2000. As a percentage of revenue, direct operating expenses were 38.4%, as compared to 36.0% for the corresponding period in 2000. The increase was due primarily to higher salary & wages (0.6% of revenue), higher maintenance and damage costs (0.5% of revenue) and higher facilities costs (0.4% of revenue).

Vehicle depreciation and lease charges increased 4.8%, from $510.7 million to $535.1 million, compared to the same period in 2000. As a percentage of revenue, vehicle depreciation and lease charges were 28.4%, as compared to 25.7% for the corresponding period in 2000. The change reflected a 6.3% increase in the average cost per vehicle partially offset by a 1.1% decline in the average rental fleet.

Selling, general and administrative expenses increased 1.5%, from $354.2 million to $359.4 million, compared to the same period in 2000 due to a higher general corporate overhead allocation ($16.5 million) and higher general and administrative expenses ($9.6 million), partially offset by lower marketing and advertising spending.

Vehicle related interest expense decreased 0.9%, from $175.5 million to $173.9 million, compared to the same period in 2000 due to lower borrowings required for a smaller rental fleet coupled with lower average interest rates.

Unusual charges of $60.1 million ($39 million after tax) in September 2001 reflects the estimated impact toour results of operations associated with reduced travel due to the aftermath of the September 11, 2001 terrorist attacks at the World Trade Center (the "Terrorist Attacks").

With the completion of Cendant's acquisition of us on March 1, 2001, selected debt previously funded by third party providers is now being funded by Cendant. Accordingly, we now incur interest charges on intercompany debt.

Non-vehicle depreciation and amortization increased 103.6%, from $8.0 million to $16.4 million, compared to the same period in 2000. The increase reflects higher amortization of airport related leasehold improvements and equipment.

UNUSUAL CHARGES

The unusual charges of $60.1 million that were recorded during third quarter 2001 included 1) an asset impairment loss arising from the return of Regular Program vehicles, $43.8 million, 2) a reserve for anticipated decline in market value on the sale of Non-Program vehicles, $5.8 million, 3) a reserve for the cancellation of marketing programs, $0.9 million, 4) a reserve for severance costs, $0.5 million and 5) other costs, $9.1 million, principally related to the redundancies caused by the Terrorist Attacks.

The asset impairment loss of $43.8 million relates to the disposal of Program Vehicles under repurchase programs. Prices under these repurchase programs are based on either 1) a specified percentage of original vehicle costs, depending on the month the vehicle is returned to the manufacturers or 2) the original capitalized cost less a set depreciation amount. Unlike Program Vehicles, the resale of Non-Program Vehicles is determined by current market conditions. Due to the excessive number of vehicles being returned by Avis and other car rental companies subsequent to the Terrorist Attacks, we have experienced a sharp decline in the resale value of these Non-Program vehicles. A reserve in the amount of $5.8 million was established anticipating losses on the disposal of Non-Program vehicles. As of September 30, 2001, a reserve of $35 million remains for those Program Vehicles which we have yet to dispose of. The remaining vehicles will be disposed of as soon as possible.

Also included in the unusual charge were costs of commissions payable to agencies for advertising placement. Prior to the Terrorist Attacks, we had committed to a level of advertising placement commissions based on anticipated advertising spending. As a result of the Terrorist Attacks, we have significantly curtailed our advertising spending, however, we remain obligated to pay commissions based on budgeted advertising spending. As of September 30, 2001, the entire amount of advertising placement commission had been paid. In addition, we have initiated a formal plan to terminate certain employees at field locations and at corporate headquarters. As of September 30, 2001, we had accrued $0.5 million for severance and related costs for employees so notified. We expect all affected employees will be terminated prior to December 31, 2001. Other costs of $9.1 million associated with the Terrorist Attacks have been classified within the Statement of Operations to the Unusual Charge. Amounts classified comprise $7.2 million of estimated payroll costs for underutilized employees (the majority or which have been terminated) and $1.9 million of minimum airport commission guarantees.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

Our consolidated provision for income taxes decreased from $68.8 million to a benefit of $14.1 million, compared to the same period in 2000. The effective income tax rate for the nine months ended September 30, 2001 was a benefit of 27.9%, down from a 45.5% provision for the corresponding period in 2000. The 27.9% tax benefit reflects a pre-tax loss of $50.7 million for the period and is less than the statutory rate of 35% primarily due to the non-deductibility of goodwill. The 45.5% tax provision reflects a pre-tax profit of $151.1 million for the period in 2000 and is greater than the statutory rate of 35% due to the non-deductibility of goodwill. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends that have been paid to us.

NET INCOME

Net income decreased from a profit of $82.4 million for the nine months ended September 30, 2000 to a loss of $36.6 million for the nine months ended September 30, 2001 as a result of the above-mentioned items.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO PRO-FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                                      HISTORICAL                                     PRO-FORMA
                                        THREE MONTHS ENDED SEPTEMBER 30, 2001        THREE MONTHS ENDED SEPTEMBER 30, 2000
                                       ---------------------------------------       --------------------------------------
                                        VEHICLE                                       VEHICLE
                                         RENTAL        CORPORATE       TOTAL           RENTAL        CORPORATE       TOTAL
                                       ---------       ---------     ---------       ---------       ---------     --------
Revenue: ............................  $ 650,368                     $ 650,368       $ 733,694                     $733,694
                                       ---------                     ---------       ---------                     --------
Costs and expenses:
  Direct operating ..................    238,657                       238,657         259,573                      259,573
  Vehicle depreciation and
     lease charges, net .............    194,350                       194,350         191,346                      191,346
  Selling, general and
     administrative .................    122,094                       122,094         121,101       $ (1,294)      119,807
  Vehicle interest, net .............     57,947                        57,947          68,364                       68,364
  Unusual charges ...................     60,062                        60,062
                                       ---------                     ---------       ---------       --------      --------
                                         673,110                       673,110         640,384         (1,294)      639,090
                                       ---------                     ---------       ---------       --------      --------
Adjusted EBITDA .....................    (22,742)                      (22,742)         93,310          1,294        94,604
Interest on non-vehicle debt ........        101       $  7,657          7,758           7,485         14,570        22,055
Interest on intercompany debt .......      4,735                         4,735
Amortization of cost in excess of
     net assets acquired ............      3,057          5,038          8,095           3,133          5,042         8,175
Non-vehicle depreciation and
     amortization ...................      5,449                         5,449             217                          217
                                       ---------       --------      ---------       ---------       --------      --------
Income (loss) before provision
     for income taxes ...............  $ (36,084)      $(12,695)       (48,779)      $  82,475       $(18,318)       64,157
                                       =========       ========                      =========       ========
Provision (benefit) for income
     taxes ..........................                                  (24,033)                                      29,191
                                                                     ---------                                     --------
Net income (loss) ...................                                $ (24,746)                                    $ 34,966
                                                                     =========                                     ========

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

VEHICLE RENTAL

REVENUE

Revenue decreased 11.4%, from $733.7 million to $650.4 million, compared to the same period in 2000. The revenue decrease reflects a 10.8% decrease in the number of rental transactions.

COSTS AND EXPENSES

Total costs and expenses (including interest on non-vehicle debt, interest on intercompany debt, amortization of cost in excess of net assets acquired and non-vehicle depreciation and amortization) increased 4.4%, from $669.5 million to $699.1 million, compared to the same period in 2000.

Direct operating expenses decreased 8.1%, from $259.6 million to $238.7 million, compared to the same period in 2000. As a percentage of revenue, direct operating expenses were 36.7%, as compared to 35.4% for the corresponding period in 2000. The increase was due primarily to higher salary and wage expense (1.3% of revenue) and higher maintenance and damage expenses (0.6% of revenue).

Vehicle depreciation and lease charges increased 1.6%, from $191.3 million to $194.4 million, compared to the same period in 2000. As a percentage of revenue, vehicle depreciation and lease charges were 29.9% of revenue, as compared to 26.1% of revenue for the corresponding period in 2000. The change reflects a 7.5% increase in the average cost per vehicle, partially offset by a 5.7% decline in rental fleet.

Selling, general and administrative expenses increased 1.9%, from $119.8 million to $122.1 million, compared to the same period in 2000 due primarily to a higher general corporate overhead allocation ($8.3 million), partially offset by lower marketing and advertising spending.

Vehicle related interest expense decreased 15.2%, from $68.4 million to $57.9 million, compared to the same period in 2000, due to lower borrowings resulting from a 5.4% decline in the rental fleet and lower average interest rates.

Unusual charges of $60.1 million ($39 million after tax) in September 2001 reflects the estimated impact to our results of operations associated with reduced travel due to the aftermath of the Terrorist Attacks.

With the completion of the Acquisition on March 1, 2001, selected debt previously funded by third party providers is now being funded by Cendant. Accordingly, we now incur interest charges on intercompany debt.

Non-vehicle depreciation and amortization increased from $217,000 to $5.4 million, compared to the same period in 2000. The increase reflects higher amortization of airport related leasehold improvements and equipment.

PROVISION FOR INCOME TAXES

Our consolidated provision for income taxes decreased from $29.2 million to a benefit of $24.0 million, compared to the same period in 2000. The effective income tax rate for the three months ended September 30, 2001 was 49.3%, up from 45.5% for the corresponding period in 2000. The increase in the effective income tax rate was due primarily to a decrease in income before provision for income taxes in relation to non-deductible goodwill. The effective tax rate reflects differences between foreign income tax rates and the U.S. federal statutory income tax rate, taxes on the repatriation of foreign earnings, and foreign withholding taxes on dividends that have been paid to us.

NET INCOME

Net income decreased from a profit of $35.0 million for the three months ended September 30, 2000 to a loss of $24.7 million for the three months ended September 30, 2001 as a result of the above-mentioned items.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are expected to be funded by cash provided by operating activities and by financing arrangements maintained by us in the markets in which we operate. Our primary use of funds will be for the acquisition of new vehicles and the repayment of indebtedness. For the nine months ended September 30, 2001, our expenditures for new vehicles were approximately $4.4 billion and proceeds from the disposition of used vehicles were approximately $3.9 billion. For 2001, we expect our expenditures for new vehicles (net of proceeds from the disposition of used vehicles) to be higher than in 2000. Since the late 1980's, we have acquired vehicles related to our vehicle rental operations primarily pursuant to manufacturer repurchase programs. Repurchase prices under the repurchase programs are based on either (1) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer or (2) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). Repurchase Programs limit residual risk with respect to vehicles purchased under the programs. This enables us to better estimate depreciation expense in advance.

Historically, our financing requirements for rental vehicles have typically reached an annual peak during the second and third calendar quarters, as fleet levels build in response to increased rental demand during that period. The typical low point for cash requirements occurs during the end of the fourth quarter and the beginning of the first quarter, coinciding with lower levels of vehicle and rental demand. We expect that this pattern will continue.

We expect that cash flows from operations and funds from available credit facilities will be sufficient to meet our anticipated cash requirements for operating purposes for the next twelve months. Trade receivables, from vehicle rental operations, also provide liquidity with approximately 12.2 days of daily sales outstanding.

Our vehicle rental operations made capital investments for property improvements totaling $26.2 million and $29.8 million for the nine months ended September 30, 2001 and 2000, respectively.

We have an interest rate management policy, including a target mix for average fixed rate and floating rate indebtedness on a consolidated basis. An increase in interest rates would be unlikely to have a material adverse impact on our profitability.

VEHICLE RENTAL ABS FACILITY

To support vehicle rental operations, we have a domestic integrated financing program that as of September 30, 2001 provides for up to $4.45 billion in financing for vehicles covered by Repurchase Programs, with up to 25% of the asset-backed securities facility ("ABS Facility") available for vehicles not covered by Repurchase Programs. The ABS Facility provides for the issuance of up to $0.5 billion of asset-backed variable funding notes (the "Variable Funding Notes") and $3.95 billion of asset-backed medium term notes under the ABS Facility (the "Medium Term Notes"). The Variable Funding Notes and the Medium Term Notes are indirectly secured by, among other things, a first priority security interest in our rental fleet.

The Variable Funding Notes support the issuance by a special purpose company of commercial paper notes that are rated A-1 by Standard & Poor's Ratings Services ("S&P") and P-1 by Moody's Investors Service, Inc. ("Moody's"). The Medium Term Notes are guaranteed under a surety bond issued by either MBIA or AMBAC Assurance and as a result are rated AAA by S&P and Aaa by Moody's.

On March 2, 2001, one of the vehicle rental financing subsidiaries issued $750 million of Series 2001-1 Floating Rate Rental Car Asset Backed Notes ("Series 2001-1 Notes"). The Series 2001-1 Notes are secured by our vehicles. Anticipated principal repayment on the Series 2001-1 Notes commence on November 2003 through April 2004. The interest rate with respect to the Series 2001-1 Notes is equal to LIBOR plus 20 basis points per annum. The Series 2001-1 Notes are guaranteed under a Surety Bond issued to MBIA and are rated AAA by Standard an Poors and Aaa by Moody's. The Series 2001-1 Notes rank pari pasu with our Variable Funding Notes and the Medium Term Notes.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On May 17, 2001, one of the vehicle rental financing subsidiaries issued $125 million of Series 2001-2 Auction Rate Notes (the "Series 2001-2 Notes"). The Series 2001-2 Notes are secured by our vehicles. The Series 2001-2 Notes were issued in four classes, Class A-1, A-2, A-3, and A-4 with initial issuances of $95 million, $10 million, $10 million and $10 million, respectively. Subsequent to the initial issuance of $125 million auction rate notes, the Company issued $145 million of additonal notes and repaid principal of $115 million, which brought the total outstanding series 2001-2 notes to $155 million at September 30, 2001. We may issue up to $125 million of Auction Rate Notes per class or $500 million in total. The interest rate on each class will be a market derived rate determined by auction with auctions expected to occur every 35 days. Anticipated principal repayment on the Series 2001-2 Notes is May 2007. The 2001-2 Notes are guaranteed under a Surety Bond issued by Ambac and are rated AAA by Standard & Poor's Rating Services and Aaa by Moody' Investors Service, Inc. The Series 2001-2 Notes rank pari passu with our Variable Funding Notes and Medium Term Notes.

At September 30, 2001, we had approximately $3.75 billion of debt outstanding under the ABS Facility and had approximately $700 million of additional credit available for rental vehicle purchases. Based on current market conditions and our current banking relationships, we expect to fund maturities of the Medium Term Notes either by the issuance of new medium term notes or an increase in the outstanding principal amount of the Variable Funding Notes depending on market conditions at the time the Medium Term Notes mature. However, we cannot be sure that this will occur.

REVOLVING CREDIT FACILITY/CENDANT INTERCOMPANY

We were party to a Revolving Credit Facility which provided borrowings up to $450 million which were used for credit enhancement for our ABS commercial paper program and for general corporate purposes. Although this facility did not expire until June 30, 2005, we elected to terminate it on September 5, 2001.

We repaid our outstanding borrowings under the Revolving Credit Facility as of June 30, 2001. We currently draw on a working capital line provided by Cendant to fund its working capital needs. The borrowings bear interest at a market rate based on LIBOR. On June 29, 2001, Cendant made a capital contribution to us by forgiving $125 million of intercompany debt. As of September 30, 2001, $182 million of borrowings are related to working capital needs. Additionally, we have long-term debt with Cendant of $380 million that is related to Cendant's acquisition of us.

OTHER FACILITIES

Borrowings for our international operations consist mainly of loans obtained from local and international banks. All borrowings for international operations are in the local currencies of the countries in which those operations are conducted. We guarantee only the borrowings of our car rental subsidiaries in Argentina and Puerto Rico which had combined outstanding debt of $4.6 million at September 30, 2001. At September 30, 2001, the total debt for our international operations was approximately $175.7 million. The impact on our liquidity and financial condition due to the exchange rate fluctuations of our foreign operations is not expected to be material.

PARENT COMPANY TRANSACTION

On June 29, 2001, one of our vehicle financing subsidiaries amended its loan agreements to allow Cendant to borrow $155 million of its restricted cash. In turn, Cendant provided a demand note to the subsidiary and secured the demand note with letters of credit.

RECENT ACCOUNTING STANDARDS

Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date include Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS No. 141"), SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144").

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires additional disclosures for material business combinations completed after such date. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. On July 1, 2001, we adopted the provisions relating to acquisitions made subsequent to June 30, 2001, as required. The provisions regarding the classification of previously acquired intangible asset will be adopted simultaneously with the provisions of SFAS No. 142 on January 1, 2002, as required.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired outside of a business combination. The standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. We will be required to assess goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate a potential impairment. On July 1, 2001, we adopted the provisions requiring that goodwill and certain other intangible assets acquired after June 30, 2001 not be amortized. We will adopt the remaining provisions of this standard on January 1, 2002, as required. Transition-related impairment losses, if any, resulting form the initial assessment of goodwill and certain other intangible assets will be recognized by us as a cumulative effect of accounting change as of January 1, 2002. We are currently evaluating the impact of adopting the remaining provisions on its financial position and results of operations. Based upon a preliminary assessment of previously acquired goodwill and certain other intangible assets that will no longer be amortized upon the adoption of SFAS No. 142, we expect that the related reduction to amortization expense during the seven months ended September 30, 2001, the two months ended February 28, 2001 and the nine months ended September 30, 2000 would approximate $18.6 million, $2 million, and $92 million, respectively.

SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,", and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effect of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We will adopt this standard on January 1, 2002.

SEASONALITY

Our vehicle rental business is seasonal, with decreased travel in winter months and heightened activity in spring and summer. To accommodate increased demand, we increased our available fleet during the second and third quarters. Certain of our operating expenses are fixed and cannot be reduced during periods of decreased rental demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-peak season.

INFLATION

The increased acquisition cost of vehicles is the primary inflationary factor affecting our operations. Many of our other operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operations. The effect of inflation-driven cost increases on the Company's overall operating costs is not expected to be greater for us than for our competitors.

FORWARD LOOKING INFORMATION

Certain matters discussed in this report that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties including the impact of competitive products and pricing, changing market conditions; and other risks which were detailed from time to time in our publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 31, 2000. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of this report.

                            AVIS GROUP HOLDINGS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has derivative financial instruments at September 30, 2001 that are sensitive to interest rate changes on its debt obligations and on its interest rate swap agreements. The following derivative instrument agreements have been entered into by the Company:

(a) In order to reduce its risk from interest rate increases under its asset backed debt, one of the Company's vehicle rental financing subsidiaries has entered into six domestic interest rate cap agreements with durations of up to 6 years. The agreements have a notional value of $2.5 billion, and establishes the domestic interest rate ceiling on asset-backed vehicle financing of either 7% or 7.5%. Offsetting interest rate cap agreements with a notional value of $2.5 billion have been sold by us in order to reduce the cost of acquiring the cap agreements.

(b) The Company has also entered into eight U.S. and foreign interest rate swap agreements. Swap agreements which effectively convert floating rates of interest to fixed rates of interest on the Company's debt have an aggregate notional value of $2.25 billion and terminate through November 2004.

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

                                        Avis Group Holdings, Inc.
                                        -------------------------
                                            (Registrant)


Dated: November 14, 2001                By: /s/ Kevin M. Sheehan
                                            ------------------------------------
                                            Executive Vice President
                                            (Principal Financial Officer)


Dated: November 14, 2001                By: /s/ Kurt Freudenberg
                                            ------------------------------------
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

ITEM: 6 EXHIBITS AND REPORTS ON FORM 8-K

ITEM NO. 6 (A)

                                  EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------     --------------------------------------------------------------------

2.0         PLAN OF ACQUISITION
2.02        Agreement and Plan of Merger dated November 11, 2000 by and among
            Cendant Corporation, PHH Corporation, Avis Acquisition Corp., and
            Avis Group Holdings, Inc. (9)
2.03        Establishment of Arval/PHH Holdings, a joint venture company in the
            United Kingdom, by Avis Group Holdings, Inc. and BNP Paribas (10)
3.          CERTIFICATE OF INCORPORATION AND BY-LAWS.
3.01        Certificate of Incorporation of Avis Rent A Car, Inc. (3)
3.01(a)     Certificate of Ownership and Merger merging Avis Group Holdings,
            Inc. into Avis Rent A Car, Inc. (8)
3.01(b)     Certificate of Merger of Avis Acquisition. Into Avis Group Holdings,
            Inc. (12)
3.02(a)     Certificate of Incorporation of Avis Rent A Car System, Inc. (7)
3.02(b)     Restated Certificate of Incorporation of Avis Rent A Car System,
            Inc. (7)
3.02(c)     Corrected Restated Certificate of Incorporation of Avis Rent A Car
            System, Inc. (7)
3.02(d)     Certificate of Ownership and Merger merging The First Gray Line
            Corporation into Avis Rent A Car System, Inc. (7)
3.03(a)     Certificate of Incorporation of Avis International, Ltd. (7)
3.03(b)     Certificate of Change of Location of Registered Office and
            Registered Agent of Avis International, Ltd. (7)
3.03(c)     Certificate of Change of Registered Agent and Registered Office of
            Avis International, Ltd. (7)
3.04(a)     Certificate of Incorporation of Avis Management Services, Ltd. (7)
3.04(b)     Certificate of Change of Location of Registered Office and
            Registered Agent of Avis Management Services, Ltd. (7)
3.04(c)     Certificate of Change of Registered Agent and Registered Office of
            Avis Management Services, Ltd. (7)
3.05        Certificate of Incorporation of Avis Caribbean, Limited. (7)
3.06        Certificate of Incorporation of Avis Asia and Pacific, Limited. (7)
3.07(a)     Certificate of Incorporation of Avis Enterprises, Inc. (7)
3.07(b)     Certificate of Amendment of Certificate of Incorporation of Avis
            Enterprises, Inc. (7)
3.07(c)     Certificate of Amendment of Certificate of Incorporation of Avis
            Enterprises, Inc. (7)
3.08        Certificate of Incorporation of Avis Service, Inc. (7)
3.09        Certificate of Incorporation of Avis Lube, Inc.(7)
3.10        Certificate of Incorporation of Avis Leasing Corporation. (7)
3.11(a)     Certificate of Incorporation of Rent-A-Car Company, Incorporated.
            (7)
3.11(b)     Articles of Reduction of Rent-A-Car Company, Incorporated. (7)
3.11(c)     Articles of Amendment to Articles of Incorporation of Rent-A-Car
            Company, Incorporated. (7)
3.11(d)     Articles of Amendment to Articles of Incorporation of Rent-A-Car
            Company, Incorporated. (7)
3.11(e)     Articles of Amendment to the Articles of Incorporation of Rent-A-Car
            Company, Incorporated. (7)
3.11(f)     Articles of Amendment of Rent-A-Car Company, Incorporated. (7)
3.12(a)     Certificate of Incorporation of Reserve Claims Management Co. (7)
3.12(b)     Certificate of Change of Registered Agent and Registered Office of
            Reserve Claims Management Co. f/k/a Avis Leasing International, Ltd.
            (7)
3.12(c)     Restated Certificate of Incorporation of Reserve Claims Management
            Co. (7)
3.50        By-Laws of Avis Group Holdings, Inc. (3)
3.51        By-Laws of Avis Rent A Car System, Inc. (7)
3.52        By-Laws of Avis International, Ltd. (7)
3.53        By-Laws of Avis Management Services, Ltd. (7)
3.54        By-Laws of Avis Caribbean, Limited. (7)
3.55        By-Laws of Avis Asia and Pacific, Limited. (7)
3.56        By-Laws of Avis Enterprises, Inc. (7)
3.57        By-Laws of Avis Service, Inc. (7)
3.58        By-Laws of Avis Lube, Inc. (7)

ITEM NO. 6 (A)

                                  EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------     --------------------------------------------------------------------

3.59        By-Laws of Avis Leasing Corporation. (7)
3.60        By-Laws of Rent-A-Car Company, Incorporated. (7)
3.61        By-Laws of Reserve Claims Management Co. (7)
4.0         INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
            INDENTURES.
4.03 Series 1997-1 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and the Avis ABS Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Avis ABS Trustee. (2)
4.04 Series 1997-1 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and the Avis ABS Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Avis ABS Trustee. (2)
4.05 Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C. as lender. (2)
4.06 Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding I L.L.C., as lender. (2)
4.07 Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (2)
4.08 Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator and Avis Rent A Car, Inc., as guarantor. (2)
4.09 Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (2)
4.10 Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (2)
4.15 Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding I L.L.C. as issuer and the Avis ABS Trustee.
            (4)
4.16 Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding I L.L.C., as lender. (4)
4.17 Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (4)
4.18 Amendment No. 1, dated as of July 31, 1998, to Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car Systems, Inc., as Lessee individually and as Administrator, and Avis Rent A Car, Inc., as guarantor. (4)
4.19 Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C. (4)
4.20 Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (4)
4.21 Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding I L.L.C., as issuer and the Avis ABS Trustee.
            (4)
4.22 Series 1998-1 Supplement, dated as of February 26, 1998 between AESOP Funding II L.L.C., as issuer, and the Avis ABS Trustee, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Avis ABS Trustee. (4)
4.30 Indenture, dated as of June 30, 1999, among the Company, the Subsidiary Guarantors and the Bank of New York (the "Notes Trustee"). (7)
4.31 Exchange and Registration Rights Agreement, dated as of June 30, 1999, among the Company, the Subsidiary Guarantors, the Initial Purchasers and the Notes Trustee. (7)

ITEM NO. 6 (A)

                                  EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------     --------------------------------------------------------------------

4.19 Supplemental Indenture by and among Avis Group Holdings, Inc., the Subsidiary Guarantors and the Notes Trustee. (13)

-----------
(1)         Filed herewith.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-28609.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, 333-46737.
(4) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1998.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1999.
(6) Incorporated by reference to Amendment No. 1 to the Registrant's Current Report on Form 8-K/A dated July 15, 1999.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4, 333-86269.
(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.
(9) Incorporated by reference to the Registrants Report on Form 8-K dated November 14, 2000.
(10) Incorporated by reference to the Registrants Reports on Form 8-K dated August 24, 2000.
(11) Incorporated by reference to the Registrants Report on Form 8-K dated July 18, 2000.
(12) Incorporated by reference to Cendant Corporations Quarterly Report on From 10-Q for the fiscal quarter ended September 30, 2000, dated as of November 14, 2000.
(13) Incorporated by reference to the Registrants Report on Form 8-K dated April 2, 2001.

ITEM: 6(B) REPORTS ON FORM 8-K

None.