Form 10-K405
period 2001-12-31
AVIS GROUP HOLDINGS INC
filed 2002-03-29
CIK 1040445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER: 1-13315

                            ------------------------

                           AVIS GROUP HOLDINGS, INC.

             (Exact Name Of Registrant As Specified In Its Charter)

                  DELAWARE                                      11-3347585
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                6 SYLVAN WAY                                       07054
               PARSIPPANY, NJ                                   (Zip Code)
  (Address of Principal Executive Offices)

                                 (973) 496-3500

              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the common stock issued and outstanding and held by nonaffiliates of the Registrant on December 31, 2001: All of our Common Stock is owned by Cendant Corporation, accordingly there is no public trading market for our Common Stock.

The number of shares outstanding of the Registrant's classes of common stock was 5,537 as of December 31, 2001.

Avis Group Holdings, Inc. meets the conditions set forth in General Instructions I (1) (a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                        PART I
 1                      Business                                                          1
 2                      Properties                                                        4
 3                      Legal Proceedings                                                 4
 4                      Submission of Matters to a Vote of Security Holders               5

                        PART II
 5                      Market for the Registrant's Common Equity and Related
                        Stockholder Matters                                               5
 6                      Selected Financial Data                                           5
 7                      Management's Narrative Analysis of the Results of Operations      6
 7a                     Quantitative and Qualitative Disclosure about Market Risk         9
 8                      Financial Statements and Supplementary Data                      10
 9                      Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure                                         10

                        PART III
 10                     Directors and Executive Officers of the Registrant               11
 11                     Executive Compensation                                           11
 12                     Security Ownership of Certain Beneficial Owners and
                        Management                                                       11
 13                     Certain Relationships and Related Transactions                   11

                        PART IV
 14                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K                                                              11
                        Signatures                                                       12

                                     PART I

ITEM 1. BUSINESS

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY", "WE", "OUR" OR "US" MEANS AVIS GROUP HOLDINGS, INC., A DELAWARE CORPORATION, AND ITS SUBSIDIARIES.

This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. Please refer to "Management's Narrative and Analysis of the Results of Operations" for additional factors and assumptions that could cause actual results to differ from the forward-looking statements contained in this 10-K Report.

On March 1, 2001 all of our common stock not then owned by Cendant Corporation ("Cendant") was acquired by a subsidiary of PHH Corporation ("PHH"), a wholly owned subsidiary of Cendant, for approximately $994 million and we emerged as the surviving legal entity. At such time, our fleet management and fuel card businesses were sold to PHH. Accordingly, we are now a wholly-owned subsidiary of Cendant.

We operate portions of the second largest general use car rental brand in the world, based on total revenue and volume of rental transactions. We are the largest franchisee of the Avis-Registered Trademark- car rental system (the "Avis System"), which is owned by Cendant. The Avis System is comprised of approximately 4,800 rental locations (of which 1,713 are operated and/or franchised by Cendant), including locations at some of the largest airports and cities in the United States and foreign countries. We operate 867 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For the year ended December 31, 2001, we operated an average fleet of approximately 217,000 vehicles and generated total vehicle rental revenue of approximately $2.40 billion, of which approximately 90% was derived from U.S. operations.

The Avis System provides our locations access to the benefits of a variety of services, including: (i) the "Avis Cares-Registered Trademark-" driver and travel safety program, (ii) a standardized system identity for rental location presentation and uniforms; (iii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels;
(iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the avis.com Web site; and (v) brand awareness of the Avis System through the familiar "We Try Harder-Registered Trademark-" service announcements.

We also have access to Cendant's Wizard-Registered Trademark- System, which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. We pay Cendant a fee for each use of the Wizard System. We also offer our corporate customers Avis InterActive-Registered Trademark-, which provides these customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

GROWTH. The existing rental patterns of our business cause us to have excess capacity from Friday through Sunday. We intend to increase business during this period through a combination of advertising, targeted marketing programs to associations and customers of other Cendant brands and increased presence in the online arena. Our own Internet site, Avis.com, as well as other Internet travel sites, including Cendant's cheaptickets.com Web site, present good opportunities to grow our business and improve our profitability through enhanced utilization of our fleet. We also intend to continue to grow our share of the corporate market through normal contract negotiations and by seeking clients that may be affected by fleet constraints of certain of our competitors.

FLEET MANAGEMENT. We participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally General Motors Corporation. Under the terms of our agreement with

GM, which expires in 2004, we are required to purchase a certain number of vehicles from GM and maintain at least 51% GM vehicles in our U.S. fleet. Our current operating strategy is to maintain an average fleet age of approximately six months. For model year 2001, approximately 99% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby eliminating our risk on the resale of the vehicles. In 2001, approximately 3% of repurchase program vehicles did not meet the conditions for repurchase. As a result of the September 11th terrorist attacks and the subsequent slowdown in commercial travel we reduced the size of our rental fleet by turning back vehicles under repurchase programs to manufacturers earlier than planned.

MARKETING. In 2001, approximately 75% of vehicle rental transactions were generated in the United States by travelers who used the Avis System under contracts between us and their employers or organizations of which they were members. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns.

Travel agents can make Avis System reservations by telephone, via our Web site, or through all major global distribution systems and can obtain access through these systems to our rental locations, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines such as Delta-Registered Trademark-, American-Registered Trademark-, Continental-Registered Trademark- and United-Registered Trademark-, and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western, and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for us and the partner. We also have an arrangement with Cendant's lodging brands whereby lodging customers who are making reservations by telephone will be transferred to us if they desire to rent a vehicle.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize centralized telemarketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada-Registered Trademark-, Varig-Registered Trademark-and Brazilian Airlines, as well as participation in Avis Europe's programs with British Airways-Registered Trademark-, Lufthansa-Registered Trademark- and other carriers.

AVIS.COM. We have a strong brand presence on the Internet through our Web site, WWW.AVIS.COM. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the Avis.com Web site. In addition, customers electing to use other internet services such as Expedia-Registered Trademark-, Travelocity-Registered Trademark- and America Online-Registered Trademark- for their travel plans also have access to Avis reservations. During 2001, reservations through Internet sources increased to 9.5% of total reservations from 7.4% in the prior year.

COMPETITION. The vehicle rental industry is characterized by intense price and service competition. In any given location, we may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater resources than the Avis System. Nationally, our principal competitor is The Hertz Corporation; however, we also compete with Budget Rent A Car Corporation, National Car Rental
System, Inc., Alamo Rent-A-Car, LLC, Dollar Rent A Car Systems, Inc. and Thrifty Rent-A-Car System, Inc. In addition, we compete with a large number of regional and local smaller vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing. In part, because of the Wizard System and Avis Interactive, we have been particularly successful in competing for commercial accounts.

TRADEMARKS AND INTELLECTUAL PROPERTY. The service mark "Avis," related marks incorporating the word "Avis", and related logos are material to us. We actively use these marks. All of the material marks we use are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where we operate. Cendant owns the marks we use. We pay Cendant a royalty fee of 4.0% of revenue for the use of the Avis trade name. The royalty of 4.0% consists of a base royalty of 3.0% of gross revenue and a supplemental royalty of 1.0% of the gross revenue payable quarterly in arrears, which will increase periodically to a maximum of 1.5% in 2003.

SEASONALITY. The third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on our annual performance. The fourth quarter is generally our weakest financial quarter. In 2001, our average monthly rental fleet, excluding sub-franchisees, ranged from a low of 184,000 vehicles in November to a high of 244,000 vehicles in August. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 66.7% in December to 82.6% in August and averaged 74.4% for all of 2001.

INSURANCE. We generally assume the risk of liability to third parties arising from vehicle rental services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, for up to $1.0 million per occurrence, through a combination of certificates of self-insurance, insurance coverage provided by our domestic subsidiary and insurance coverage secured from an unaffiliated domestic insurance carrier. We maintain additional insurance in excess of such level up to $9 million per occurrence through an unaffiliated fronting carrier, and up to an additional $300 million per occurrence through a combination of unaffiliated excess carriers.

Prior to July 27, 2001, we assumed the risk of liability to third parties for up to $1.0 million per occurrence and maintained excess coverage public liability insurance with unaffiliated carriers up to $203 million per occurrence.

We insure the risk of liability to third parties in Argentina, Australia and New Zealand through a combination of unaffiliated carriers and our wholly-owned subsidiary. These carriers provide coverage supplemental to minimum local requirements.

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.2% of our vehicle operations revenue during 2001 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. New York does not permit us to offer loss damage waivers for sale and limits potential customer liability to $100.00. Moreover, Nevada has capped rates for loss damage waivers at $15.00. California has capped these rates at either $9.00 per day for cars with an MSRP of $19,000 or less, or $15.00 per day for cars with an MSRP of $19,000 to $34,999, but there is no cap for cars with an MSRP of $35,000 or more.

REGULATION. We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 271 locations at which petroleum products are stored in underground or aboveground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

We may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released to the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation and may be substantial.

We may be eligible for reimbursement or payment of remediation costs associated with future releases from our regulated underground storage tanks and have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from our tank systems.

We are also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and intercorporate transfers of assets within the holding company structure. Such insurance statutes also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental.

The payment of dividends to us by our insurance company subsidiaries is restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.

EMPLOYEES. As of December 31, 2001, we employed approximately 18,000 people. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located in a facility owned by Cendant at 6 Sylvan Way, Parsippany, New Jersey 07054.

We lease a portion of a 158,000 square foot facility in Virginia Beach, Virginia, owned by Cendant which serves as a satellite administrative office for our rental car operations. We also sublease space from Cendant in Tulsa, Oklahoma for certain marketing activities. In addition, there are approximately 19 leased office locations in the United States.

We lease or have vehicle rental concessions relating to space at 676 locations in the United States and 191 locations outside the United States utilized in connection with our vehicle rental operation. Of those locations, 224 in the United States and 82 outside the United States are airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We and other vehicle lease firms also lease parking space at or near airports and at other vehicle rental locations.

ITEM 3. LEGAL PROCEEDINGS

After the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in its former CUC International, Inc. ("CUC") business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on behalf of Cendant and several other lawsuits and arbitration proceedings were filed in various courts against Cendant and other defendants.

In addition, the SEC and the United States Attorney for the District of New Jersey conducted investigations relating to accounting irregularities. The investigation of the SEC as to Cendant concluded on June 14, 2000 when Cendant consented to an entry of an Order Instituting Public Administration

Proceedings in which the SEC found that Cendant had violated certain record-keeping provisions of the federal securities laws, Sections 13(a) and 13
(b) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13b2-1, and ordered Cendant to cease and desist from committing or causing any violation and any future violation of those provisions.

On December 7, 1999, Cendant announced that it reached an agreement in principle to settle the principal securities class action pending against it in the United States District Court for the District of New Jersey. In a settlement agreement executed March 17, 2000, Cendant agreed to pay the class members approximately $2.85 billion in cash. On August 15, 2000, the District Court approved the settlement and the plan of allocation of the settlement proceeds and awarded fees and expenses to counsel for the Class. Certain parties who objected to the settlement, the plan of allocation or the award of attorneys' fees and expenses appealed the District Court's orders to the United States Court of Appeals for the Third Circuit. In August 2001, the Third Circuit affirmed the District Court's order approving the settlement and plan of allocation. On January 2, 2002, one party who had objected to the plan of allocation before the District Court and unsuccessfully appealed the District Court's approval of the plan of allocation filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the Third Circuit's decision affirming the approval of the plan of allocation. The Supreme Court denied the petition in an order dated March 18, 2002.

As of December 31, 2001, Cendant has made payments totaling $1.4 billion to a fund established for the benefit of the plaintiffs in this lawsuit. Cendant intends to continue making quarterly payments of $250 million to such fund. Cendant will be required to fund the remaining balance by mid-July 2002. Cendant anticipates funding such amount from a combination of available cash, operating cash flow and, if necessary, revolving credit facility borrowings.

Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these proceedings. However, Cendant does not believe that the impact of such proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I (2) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

On March 1, 2001 we became a subsidiary of Cendant Corporation. Accordingly, as of March 1, 2001, there is no public market for our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I (2) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE AND ANALYSIS OF THE RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS AND PRESENTED BEFORE TAXES (AS APPROPRIATE).

We are the second largest general use car rental brand in the world. On
March 1, 2001, all of our outstanding common stock not then owned by Cendant Corporation was acquired by PHH Corporation, a wholly-owned subsidiary of Cendant, for approximately $994 million and we emerged as the surviving legal entity. At such time, our fleet management and fuel card businesses were sold to PHH and, therefore, are presented as a discontinued operation in the accompanying Consolidated Financial Statements. Accordingly, we are now a wholly-owned subsidiary of Cendant.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Certain of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. While we believe the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. Accordingly, we have reviewed the accounting policies of our business to identify those policies where we are required to make particularly subjective and complex judgments. We operate in an environment where we are paid a fee for a service performed, and therefore, the majority of our operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. Following is a description of those accounting policies which we believe require subjective and complex judgments and could potentially affect reported results.

FINANCIAL INSTRUMENTS. We use derivative instruments as part of our overall strategy to manage and reduce the interest rate risk primarily related to our floating rate debt. Effective January 1, 2001, we account for our derivatives at fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The application of SFAS No. 133 is complex, as evidenced by amendments and significant interpretations to the original standard, which continue to evolve. Our derivatives and other financial instruments are not exchange traded. Values are determined by the present value of future cash flows, which may involve significant judgments and estimates in the absence of quoted market prices. These estimates are based on valuation methodologies deemed appropriate in the circumstances, however, the use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value or cash flows of the underlying hedged items be highly effective. This effectiveness assessment involves estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. Use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values are recorded in earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS. We have reviewed the carrying value of all our goodwill and other intangible assets in connection with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing such amounts to their fair values. We determined that the carrying amounts of all our goodwill and other intangible assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard will not impact earnings during 2002. We are required to perform this comparison at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would impact earnings.

RESULTS OF OPERATIONS--2001 VS. 2000

The acquisition of the Company by Cendant resulted in significant changes to the valuation of certain of our assets, liabilities and stockholders' equity. The periods prior to the acquisition have been designated "Predecessor Companies" and the period subsequent to the acquisition has been designated "Successor Company". The results of the Predecessor Companies and the Successor Company have been combined for the year ended December 31, 2001 since we believe that separate discussions for the two months ended February 28, 2001 and the ten months ended December 31, 2001 are not meaningful in terms of our operating results or comparisons to the prior year.

Our comparative results of operations, excluding our former fleet management and fuel card businesses, for the twelve months ended December 31, 2001 and 2000 comprised the following:

                                                                         PREDECESSOR
                                                                          COMPANIES
                                                                         -----------
                                                               2001         2000        CHANGE
                                                            ----------   -----------   ---------
Revenues                                                    $2,387,780   $2,613,476    $(225,696)
                                                            ----------   ----------    ---------
Expenses, excluding unusual charges and non-vehicle
  interest                                                   2,398,796    2,405,500       (6,704)
Unusual charges                                                 48,559           --       48,559
Non-vehicle interest                                            52,512      108,872      (56,360)
                                                            ----------   ----------    ---------
Total expenses                                               2,499,867    2,514,372      (14,505)
                                                            ----------   ----------    ---------
Income (loss) income taxes                                    (112,087)      99,104     (211,191)
Provision (benefit) for income taxes                           (29,868)      42,740      (72,608)
                                                            ----------   ----------    ---------
Income (loss) from continuing operations                    $  (82,219)  $   56,364    $(138,583)
                                                            ==========   ==========    =========

Our revenue decreased 8.6% principally due to a corresponding reduction in car rental transaction volume, which primarily resulted from reduced demand at airport locations due to a general decline in commercial travel throughout the year, which was further exacerbated by the September 11th terrorist attacks. We expect that seasonally adjusted car rental volume will continue to increase as air travel volumes rebound.

Total expenses decreased 5.7% primarily due to a 51.8% reduction in our net non-vehicle interest expense, which principally resulted from the retirement of $1.0 billion of debt in August 2000. Such decrease was partially offset by unusual charges incurred during 2001 in response to the slowdown in commercial travel and in the wake of the September 11th terrorist attacks. Such charges primarily consisted of $38.3 million in connection with the rationalization of our rental fleet (the fleet was downsized by approximately 10%). We believe that we have rightsized our operations to meet anticipated business levels.

Our benefit for income taxes was $29.9 million in 2001, or an effective tax rate of 26.6%, compared to a provision of $42.7 million in 2000, or an effective tax rate of 43.1%. The effective tax rate variance represents the impact of non-deductible goodwill resulting from Cendant's acquisition of us on March 1, 2001.

As a result of the above-mentioned items, income from continuing operations decreased $139 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS.  On January 1, 2002, we adopted SFAS
No. 142, "Goodwill and Other Intangible Assets" in its entirety. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This standard eliminates the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We will be required to assess goodwill and indefinite lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Effective January 1, 2002, we have reassessed the useful lives assigned to our intangible assets acquired in transactions consummated prior to June 30, 2001 and the related amortization methodology. Accordingly, we identified those intangible assets that have indefinite lives, adjusted the future amortization periods of certain intangible assets appropriately and changed our amortization methodology where appropriate.

Based upon a preliminary assessment, we expect that the increase in pre-tax net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $27.0 million, $2.0 million, $13.1 million and $13.2 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999, respectively.

As previously described, the initial implementation of this standard will not impact our results of operations during 2002.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We adopted this standard on January 1, 2002.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forwardlooking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

    - the impacts of the September 11, 2001 terrorist attacks on New York City and Washington, D.C. on the travel industry in general, and our travel business in particular, are not fully known at this time, but are expected to include negative impacts on financial results due to reduced demand for travel in the near term; other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

    - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our business;

    - the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our business;

    - the effects of changes in current interest rates;

    - competition in the car rental industry and the financial resources of, and products available to, competitors;

    - our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

    - our ability to integrate and operate successfully as an acquired and merged business, including the compatibility of the operating systems, and the degree to which our existing administrative and back-office functions and costs are complementary or redundant;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

    - our ability to obtain external financing in the event we are unable to obtain financing from Cendant;

    - competitive and pricing pressures in the car rental industry;

    - changes in vehicle manufacturer repurchase arrangements in the event that used vehicle values decrease;

    - and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We use various financial instruments, particularly interest rate swaps and also interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed securities.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. Our principal market exposures are to interest rate movements both in one country, as well as relative interest rate movements between countries. Our primary interest rate exposures are to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings. We anticipate that such interest rates will remain a primary market exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio and interest rate derivatives portfolios. The primary assumption used in this model is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis permitted, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2001, 2000 and 1999 market rates on our instruments to perform the sensitivity analyses separately for our market risk exposures. The estimates are based on the market risk sensitive portfolios and assume instantaneous, parallel shifts in interest rate yield curves.

We have determined that the impact of a 10% change in interest rates and prices on our earnings, fair values and cash flows would not be material.

While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I (2) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I (2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I (2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I (2) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 herein.

ITEM 14(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 14(B) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AVIS GROUP HOLDINGS, INC.

                                            By:                  /s/ F. ROBERT SALERNO
                                                       -----------------------------------------
                                                                   F. Robert Salerno
                                                         PRESIDENT AND CHIEF OPERATING OFFICER
                                                                  Date: March 29, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                          DATE
                   ---------                                       -----                          ----
              /s/ JOHN W. CHIDSEY                  Executive Vice President and Director     March 29, 2002
    ---------------------------------------
               (John W. Chidsey)

             /s/ F. ROBERT SALERNO                President, Chief Operating Officer and     March 29, 2002
    ---------------------------------------       Director (Principal Executive Officer)
              (F. Robert Salerno)

              /s/ KURT FREUDENBERG                 Senior Vice President and Controller      March 29, 2002
    ---------------------------------------            (Principal Financial Officer)
               (Kurt Freudenberg)

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report                                    F-2

Consolidated Statements of Operations for the period
  March 1, 2001 (Date of Acquisition) to December 31, 2001,
  the two months ended February 28, 2001 and the years ended
  December 31, 2000 and 1999                                    F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000    F-4

Consolidated Statements of Cash Flows for the period
  March 1, 2001 (Date of Acquisition) to December 31, 2001,
  the two months ended February 28, 2001 and the years ended
  December 31, 2000 and 1999                                    F-5

Consolidated Statements of Stockholders' Equity for the
  period March 1, 2001 (Date of Acquisition) to
  December 31, 2001, the two months ended February 28, 2001
  and the years ended December 31, 2000 and 1999                F-7

Notes to the Consolidated Financial Statements                  F-8

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholder of Avis Group Holdings, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheet of Avis Group Holdings, Inc. and subsidiaries (successor to Avis Rent A Car System, Inc. and subsidiaries, Avis Fleet Leasing and Management Corp., and subsidiaries and Reserve Claims Management Co., collectively the "Predecessor Companies") (collectively referred to as the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and as to the Predecessor Companies, the consolidated balance sheet as of December 31, 2000, and the related statements of operations, common stockholders' equity and cash flows for the period January 1, 2001 to February 28, 2001 and for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the period
March 1, 2001 (Date of Acquisition) to December 31, 2001, and with respect to the Predecessor Companies, the financial position as of December 31, 2000, and the results of its operations and its cash flows for the period January 1, 2001 to February 28, 2001 and for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001, the Company modified the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP
New York, New York
January 23, 2002

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                           MARCH 1, 2001                   PREDECESSOR COMPANIES
                                       (DATE OF ACQUISITION)   ---------------------------------------------
                                                TO                TWO MONTHS       YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,              ENDED         -------------------------
                                               2001            FEBRUARY 28, 2001      2000          1999
                                       ---------------------   -----------------   -----------   -----------
REVENUES                                  $     2,001,959        $     385,821     $2,613,476    $2,500,746
                                          ---------------        -------------     ----------    ----------
EXPENSES
  Operating, net                                  768,346              173,830        965,826       957,270
  Vehicle depreciation and lease
    charges, net                                  588,410              111,966        682,432       666,747
  Selling, general and administrative             389,703               83,229        465,149       463,451
  Vehicle interest, net                           188,330               43,625        250,554       210,579
  Non-vehicle interest, net                        43,345                9,167        108,872        71,961
  Non-vehicle depreciation and
    amortization                                   45,116                6,241         41,539        39,190
  Unusual charges                                  48,559                   --             --            --
                                          ---------------        -------------     ----------    ----------
Total expenses                                  2,071,809              428,058      2,514,372     2,409,198
                                          ---------------        -------------     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAX                   (69,850)             (42,237)        99,104        91,548
Provision (benefit) for income taxes              (14,085)             (15,783)        42,740        40,345
                                          ---------------        -------------     ----------    ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                      (55,765)             (26,454)        56,364        51,203
Income from discontinued operations,
  net of tax                                           --                4,947         64,312        41,382
                                          ---------------        -------------     ----------    ----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                     (55,765)             (21,507)       120,676        92,585
Cumulative effect of accounting
  change, net of tax                                   --               (7,612)            --            --
                                          ---------------        -------------     ----------    ----------
NET INCOME (LOSS)                         $       (55,765)       $     (29,119)    $  120,676    $   92,585
                                          ===============        =============     ==========    ==========

                See Notes to Consolidated Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             PREDECESSOR
                                                                              COMPANIES
                                                                             ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
  Cash and cash equivalents                                   $     13,311   $     80,368
  Receivables (net of allowance for doubtful accounts of
    $5,177 and $3,085)                                             168,372        189,662
  Prepaid expenses                                                  42,543         47,924
  Due from affiliate                                                    --         82,742
  Deferred income taxes                                            548,087        379,138
  Property and equipment, net                                      203,232        181,504
  Goodwill (net of accumulated amortization of $26,582 and
    $46,489)                                                     1,271,192        453,450
  Net assets of discontinued operations                                 --        778,644
  Other assets                                                     146,608        120,252
                                                              ------------   ------------
Total assets exclusive of assets under management programs       2,393,345      2,313,684
                                                              ------------   ------------
Assets under management programs:
  Restricted cash                                                  581,187        126,202
  Vehicles, net                                                  3,470,937      3,761,454
  Due from vehicle manufacturers                                    92,614        318,666
                                                              ------------   ------------
                                                                 4,144,738      4,206,322
                                                              ------------   ------------
TOTAL ASSETS                                                  $  6,538,083   $  6,520,006
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                            $    363,891   $    294,512
  Accrued liabilities                                              434,665        263,277
  Due to Cendant Corporation and affiliates, net                   514,433         36,117
  Non-vehicle debt                                                 588,259        730,333
  Public liability, property damage and other insurance
    liabilities                                                    228,503        247,567
                                                              ------------   ------------
Total liabilities exclusive of liabilities under management
  programs                                                       2,129,751      1,571,806
                                                              ------------   ------------
Liabilities under management programs:
  Vehicle debt                                                   3,771,341      3,816,682
  Deferred income taxes                                            315,905        376,404
                                                              ------------   ------------
                                                                 4,087,246      4,193,086
                                                              ------------   ------------
Commitments and contingencies (Note 16)

Stockholders' equity:
  Common stock, $.01 par value--authorized 10,000 and 100
    million shares; issued 5,537 and 35,925,000 shares of
    Class A common stock                                                --            359
  Additional paid-in-capital                                       168,832        593,829
  Retained earnings                                                189,306        277,460
  Accumulated other comprehensive loss                             (37,052)       (19,996)
  Treasury stock, at cost--none and 4,456,531 shares                    --        (96,538)
                                                              ------------   ------------
Total stockholders' equity                                         321,086        755,114
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,538,083   $  6,520,006
                                                              ============   ============

                See Notes to Consolidated Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         PREDECESSOR COMPANIES
                                                       MARCH 1, 2001       --------------------------------------------------
                                                   (DATE OF ACQUISITION)       TWO MONTHS        YEAR ENDED      YEAR ENDED
                                                      TO DECEMBER 31,            ENDED          DECEMBER 31,    DECEMBER 31,
                                                           2001            FEBRUARY 28, 2001        2000            1999
                                                   ---------------------   ------------------   -------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                     $       (55,765)       $      (29,119)     $   120,676     $    92,585
Adjustments to arrive at income (loss) from
  continuing operations                                            --                 2,665          (64,312)        (41,382)
                                                      ---------------        --------------      -----------     -----------
Income (loss) from continuing operations                      (55,765)              (26,454)          56,364          51,203
Adjustments to reconcile income (loss) from
  continuing operations to net cash provided by
  (used in) operating activities:
  Non-vehicle depreciation and amortization                    45,116                 7,152           41,539          39,190
  Net change in operating assets and liabilities,
    excluding the impact of acquisitions and
    dispositions:
    Receivables                                                14,823                10,108           26,844          31,414
    Accounts payable                                          (84,903)              (30,518)          16,653          20,394
    Accrued liabilities                                       (50,924)                1,486          (37,897)          9,444
    Other, net                                                 (2,884)              (31,834)          25,115          18,899
                                                      ---------------        --------------      -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES EXCLUSIVE OF MANAGEMENT PROGRAMS                (134,537)              (70,060)         128,618         170,544
                                                      ---------------        --------------      -----------     -----------
MANAGEMENT PROGRAMS:
  Vehicle depreciation                                        532,479               105,928          654,164         639,193
                                                      ---------------        --------------      -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     397,942                35,868          782,782         809,737
                                                      ---------------        --------------      -----------     -----------
INVESTING ACTIVITIES
Property and equipment additions                              (35,677)               (3,278)         (38,461)        (36,448)
Retirements of property and equipment                           4,148                  (380)           5,799           1,791
Payment for purchase of rental car franchise
  licensees                                                   (28,614)                   --              (30)        (45,192)
Proceeds from the sale of PHH Europe                               --                    --          953,929              --
Payments for the purchase of PHH Holdings, net of
  cash acquired                                                    --                    --               --      (1,325,781)
                                                      ---------------        --------------      -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES EXCLUSIVE OF MANAGEMENT PROGRAMS                 (60,143)               (3,658)         921,237      (1,405,630)
                                                      ---------------        --------------      -----------     -----------
MANAGEMENT PROGRAMS:
  (Increase) decrease in restricted cash                     (466,996)               10,978          (29,954)         (2,708)
  (Increase) decrease in due (from) to vehicle
    manufacturers                                             213,503                16,368         (107,148)        (11,491)
  Investment in vehicles                                   (4,268,916)             (943,102)      (5,325,760)     (4,778,150)
  Payments received on investment in vehicles               4,116,411               813,460        4,196,578       4,023,227
                                                      ---------------        --------------      -----------     -----------
                                                             (405,998)             (102,296)      (1,266,284)       (769,122)
                                                      ---------------        --------------      -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                        (466,141)             (105,954)        (345,047)     (2,174,752)
                                                      ---------------        --------------      -----------     -----------

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)

                                                                                       PREDECESSOR COMPANIES
                                                                           ----------------------------------------------
                                                       MARCH 1, 2001                                   YEAR ENDED
                                                   (DATE OF ACQUISITION)       TWO MONTHS              DECEMBER 31
                                                      TO DECEMBER 31,            ENDED          -------------------------
                                                           2001            FEBRUARY 28, 2001       2000          1999
                                                   ---------------------   ------------------   -----------   -----------
FINANCING ACTIVITIES
Proceeds from borrowings                                      140,000                    --         321,000     1,567,500
Principal payments on borrowings                             (458,186)                  (77)     (1,158,569)       (1,216)
Increase in due to Cendant Corporation and
  affiliates, net                                             503,086               (45,818)        172,716      (242,217)
Payments for debt issuance costs                               (5,043)                  (12)         (9,742)       (2,290)
Issuances (repurchases) of common stock                            --                   140           5,963       (53,868)
                                                      ---------------        --------------     -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES EXCLUSIVE OF MANAGEMENT PROGRAMS                 179,857               (45,767)       (668,632)    1,267,909
                                                      ---------------        --------------     -----------   -----------
MANAGEMENT PROGRAMS:
  Proceeds from borrowings                                  1,020,000               132,294       1,639,007     1,072,823
  Principal payments on borrowings                         (1,183,608)              (31,087)     (1,206,449)     (773,324)
                                                      ---------------        --------------     -----------   -----------
                                                             (163,608)              101,207         432,558       299,499
                                                      ---------------        --------------     -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                   16,249                55,440        (236,074)    1,567,408
                                                      ---------------        --------------     -----------   -----------
Effect of changes in net assets of discontinued
  operations                                                       --                   394        (152,754)     (202,285)
Effect of changes in exchange rates on cash and
  cash equivalents                                               (844)                  (11)           (441)        2,043
                                                      ---------------        --------------     -----------   -----------
Net increase (decrease) in cash and cash
  equivalents                                                 (52,794)              (14,263)         48,466         2,151
Cash and cash equivalents, beginning of period                 66,105                80,368          31,902        29,751
                                                      ---------------        --------------     -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $        13,311        $       66,105     $    80,368   $    31,902
                                                      ===============        ==============     ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest payments                                     $       248,125        $       44,315     $   365,579   $   270,912
Income tax payments, net                              $        13,482        $        1,962     $    15,283   $     9,801

                See Notes to Consolidated Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                                                 ADDITIONAL                  OTHER
                                                       COMMON     PAID-IN     RETAINED   COMPREHENSIVE    TREASURY
                                                       STOCK      CAPITAL     EARNINGS        LOSS         STOCK      TOTAL
                                                      --------   ----------   --------   --------------   --------   --------
PREDECESSOR COMPANIES
BALANCE, JANUARY 1, 1999                              $    359   $  591,651   $92,215    $      (10,651)  $(50,960)  $622,614
COMPREHENSIVE INCOME:
Net income                                                  --           --    92,585                --        --
Currency translation adjustment, net of tax of
  $3,800                                                    --           --        --             6,199        --
Additional minimum pension benefit, net of tax of
  $498                                                      --           --        --               813        --
TOTAL COMPREHENSIVE INCOME                                                                                             99,597
Preferred stock dividends                                   --           --    (9,110)               --        --      (9,110)
Repurchases of common stock                                 --           --        --                --   (57,237)    (57,237)
Exercise of stock options                                   --        1,455        --                --     3,369       4,824
Other                                                       --           --        --                --       996         996
                                                      --------   ----------   --------   --------------   --------   --------
BALANCE, DECEMBER 31, 1999                                 359      593,106   175,690            (3,639)  (103,832)   661,684
COMPREHENSIVE INCOME:
Net income                                                  --           --   120,676                --        --
Currency translation adjustment, net of tax of
  $(10,135)                                                 --           --        --           (15,852)       --
Additional minimum pension charge, net of tax of
  $(323)                                                    --           --        --              (505)       --
TOTAL COMPREHENSIVE INCOME                                                                                            104,319
Preferred stock dividends                                   --           --   (18,906)               --        --     (18,906)
Exercise of stock options                                   --          723        --                --     5,963       6,686
Other                                                       --           --        --                --     1,331       1,331
                                                      --------   ----------   --------   --------------   --------   --------
BALANCE, DECEMBER 31, 2000                                 359      593,829   277,460           (19,996)  (96,538)    755,114
COMPREHENSIVE LOSS:
Net loss for the two months ended February 28, 2001         --           --   (29,119)               --        --
Currency translation adjustment, net of tax of
  $(1,124)                                                  --           --        --            (1,758)       --
Cumulative effect from change in accounting policy
  for derivative instruments, net of tax of $936            --           --        --             1,464        --
Gains on derivatives, net of tax of $252                    --           --        --               561        --
TOTAL COMPREHENSIVE LOSS                                                                                              (28,852)
Preferred stock dividends                                   --           --    (3,270)               --        --      (3,270)
Exercise of stock options                                   --           30        --                --       140         170
                                                      --------   ----------   --------   --------------   --------   --------
BALANCE, FEBRUARY 28, 2001                                 359      593,859   245,071           (19,729)  (96,398)    723,162

SUCCESSOR COMPANY
Recapitalization of equity due to acquisition of
  Company by Cendant                                      (359)    (550,027)       --            19,729    96,398    (434,259)
Forgiveness of intercompany debt by Cendant                 --      125,000        --                --        --     125,000
COMPREHENSIVE LOSS:
Net loss for the period March 1, 2001 (Date of
  Acquisition) to December 31, 2001                         --           --   (55,765)               --        --
Currency translation adjustment, net of tax of
  $(1,587)                                                  --           --        --            (2,469)       --
Losses on derivatives, net of tax of $(22,110)              --           --        --           (34,583)       --
TOTAL COMPREHENSIVE LOSS                                                                                              (92,817)
                                                      --------   ----------   --------   --------------   --------   --------
BALANCE, DECEMBER 31, 2001                            $     --   $  168,832   $189,306   $      (37,052)  $    --    $321,086
                                                      ========   ==========   ========   ==============   ========   ========

                See Notes to Consolidated Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE
                                    AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Avis Group Holdings, Inc. is a holding company that operates, through a wholly-owned subsidiary, Avis Rent A Car System, Inc., the second largest general use car rental brand in the world. On March 1, 2001, all the Company's common stock not then owned by Cendant Corporation ("Cendant") was acquired by a subsidiary of PHH Corporation ("PHH"), a wholly-owned subsidiary of Cendant, for approximately $994 million with the Company emerging as the surviving legal entity. The Company assumed intercompany indebtedness of $937 million through the acquisition. Simultaneous with the acquisition, the Company's fleet management and fuel card businesses were sold to PHH. The Company received proceeds of $800 million from the sale of these businesses, which were used by the Company to repay a portion of the intercompany indebtedness it assumed in connection with the acquisition (See
    Note 9--Due to (from) Cendant Corporation and Affiliates, Net). Simultaneous with the acquisition, the Company became a Cendant subsidiary not within the PHH ownership structure. Accordingly, the Consolidated Financial Statements as of December 31, 2001 and for the period March 1, 2001 (Date of Acquisition) to December 31, 2001 include the financial statements of Avis Group Holdings, Inc. and its subsidiaries (collectively, "the Company" or "Successor Company"). The Consolidated Financial Statements as of
    December 31, 2000 for the two months ended February 28, 2001 and years ended December 31, 2000 and 1999 include the financial statements of the Company and its former fleet management and fuel card businesses, which are presented as a discontinued operation (the "Predecessor Companies").

    The acquisition was accounted for using the purchase method of accounting; accordingly, the Company's assets and liabilities were adjusted to their estimated fair values as of March 1, 2001. The purchase price has been allocated among the Predecessor Companies based upon their estimated fair values as of March 1, 2001. The excess of the purchase price over the estimated fair value of the Company's assets and liabilities was allocated to goodwill and was being amortized over 40 years on a straight-line basis until the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as discussed below. The allocation of the purchase price is summarized as follows:

                                                                    AMOUNT
                                                                  ----------
    Cash consideration                                            $  937,554
    Fair value of converted options                                   17,000
    Transaction costs and expenses                                    40,000
                                                                  ----------
    Total purchase price                                             994,554
    Book value of Cendant's existing net investment in Avis
      Group                                                          408,779
                                                                  ----------
    Cendant's basis in Predecessor Companies.                      1,403,333
    Portion of basis attributable to fleet management and fuel
      card businesses                                               (987,822)
                                                                  ----------
    Cendant's basis in the Successor Company                         415,511
    Intercompany loan assumed by Successor Company                  (137,554)
                                                                  ----------
    Cendant's adjusted basis in Successor Company                    277,957
    Fair value of liabilities assumed in excess of assets
      acquired of Successor Company                                  996,110
                                                                  ----------
    Goodwill                                                      $1,274,067
                                                                  ==========

    Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

    In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    Assets used by the Company to generate revenue are classified as assets under management programs. Funding for such assets is primarily provided by secured financing arrangements, which are classified as debt under management programs. Revenues generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Cash inflows and outflows relating to the generation and acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs.

    REVENUE RECOGNITION

    Revenue is recognized over the period the vehicle is rented.

    ADVERTISING EXPENSE

    Advertising costs are expensed in the period incurred and approximated $41.0 million, $15.1 million, $76.7 million and $79.7 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the years ended December 31, 2000 and 1999, respectively.

    STOCK-BASED COMPENSATION

    The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its former stock option plans to employees and Cendant's stock option plans to the Company's employees.

    DERIVATIVE INSTRUMENTS

    The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

    - All derivatives are recorded at fair value either as assets or liabilities.

    - The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net non-vehicle interest expense.

    - Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

    ENVIRONMENTAL COSTS

    The Company's operations include the storage and dispensing of gasoline. The Company accrues losses associated with the remediation of accidental fuel discharges when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractor and monitoring expenses. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

    CASH AND CASH EQUIVALENTS

    The Company considers unrestricted deposits and short-term investments with an original maturity date of three months or less to be cash equivalents.

    RESTRICTED CASH

    Restricted cash includes cash and investments that are not readily available for normal Company disbursements, including certain amounts that have been set aside as required under the Company's debt covenants to satisfy the Company's insurance related and other commitments.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation, recorded as a component of non-vehicle depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives range from 5 to 30 years for buildings and improvements and 5 to 10 years for furniture, fixtures and equipment. Amortization of leasehold improvements, also recorded as a component of non-vehicle depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, generally ranging from 2 to 10 years.

    GOODWILL AND OTHER INTANGIBLES

    All intangible assets acquired prior to July 1, 2001 and intangible assets with finite lives acquired after June 30, 2001 were amortized on a straight-line basis over their estimated periods to be benefited. Other intangible assets with finite lives are generally amortized over 20 years. Goodwill resulting from purchase business combinations consummated prior to June 30, 2001 was amortized on a straight-line basis over the estimated period to be benefited of 40 years. For business combinations consummated after June 30, 2001, goodwill and indefinite-lived intangible assets were not amortized during 2001 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Pursuant to SFAS No. 142, as of January 1, 2002, the Company will not amortize any goodwill or indefinite-lived intangible assets. The recoverability of goodwill and intangible assets was evaluated on a separate basis for each acquisition by comparing the respective carrying value to the current and expected future cash flows, on an undiscounted basis. Pursuant to SFAS No. 142, as of January 1, 2002, the Company will be required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

    VEHICLES DEPRECIATION AND LEASE CHANGES, NET

    Rental vehicles are stated at cost, net of accumulated depreciation. Vehicles are depreciated at rates ranging from 11% to 28% per annum based on manufacturer repurchase programs. Depreciation expense is net of the amortization of certain incentives and allowances provided by various vehicle manufacturers. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation expense.

    ASSET IMPAIRMENTS

    The Company periodically evaluates the recoverability of its long-lived assets, with the exception of goodwill and indentifiable intangible assets, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets.

    PUBLIC LIABILITY, PROPERTY DAMAGE AND OTHER INSURANCE LIABILITIES, NET

    Insurance liabilities on the Company's Consolidated Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self-insured. The insurance liabilities include a provision for both claims reported to the Company as well as claims incurred but not yet reported to the Company. This method is an actuarially accepted loss reserve method. Adjustments to this estimate and differences between estimates and the amounts subsequently paid are reflected as a component of operating expenses in the Consolidated Statements of Operations as they occur.

    CHANGES IN ACCOUNTING POLICIES

    BUSINESS COMBINATIONS. On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which prohibits the use of the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and requires additional disclosures for material business combinations completed after such date. Upon adoption of SFAS No. 142 on January 1, 2002, intangible assets required to be reclassified to goodwill were not material.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.  On
    January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
    No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheet. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $10.9 million ($7.6 million, after tax) in the Consolidated Statement of Operations to account for the cumulative effect of the accounting change relating to derivatives not designated as hedges. The Company also recognized a cumulative-effect-type adjustment in the amount of $2.4 million ($1.5 million, after tax) in accumulated other comprehensive loss in the Consolidated Balance Sheet attributable to derivatives designated as cash-flow-like hedges prior to the adoption of SFAS No. 133.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    GOODWILL AND OTHER INTANGIBLE ASSETS. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in its entirety. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This standard eliminates the amortization of goodwill and indefinite-lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will be required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company has reassessed the useful lives assigned to its intangible assets acquired in transactions consummated prior to June 30, 2001 and the related amortization methodology. Accordingly, the Company identified those intangible assets that have indefinite lives, adjusted the future amortization periods of certain intangible assets appropriately and changed amortization methodologies where appropriate.

    Based upon a preliminary assessment, the Company expects that the increase in pre-tax net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $27.0 million, $2.0 million, $13.1 million and $13.2 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999, respectively.

    The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard will not result in a charge and, as such, will not impact the Company's results of operations during 2002.

    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived

    Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion
    No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company adopted this standard on January 1, 2002.

2.  DISCONTINUED OPERATIONS

    Summarized financial data of discontinued operations of the Predecessor Companies is as follows:

                                                              TWO MONTHS         YEARS ENDED
                                                                ENDED           DECEMBER 31,
                                                             FEBRUARY 28,   ---------------------
                                                                 2001          2000        1999
                                                             ------------   ----------   --------
    Revenues                                                   $ 255,548    $1,630,208   $831,981
                                                               =========    ==========   ========
    Income before provision for income taxes                   $   9,992    $  116,774   $ 74,369
    Provision for income taxes                                     5,045        52,462     32,987
                                                               ---------    ----------   --------
    Net income                                                 $   4,947    $   64,312   $ 41,382
                                                               =========    ==========   ========

    No gain or loss was recognized on the sale of the Company's former fleet management and fuel card businesses.

    The provision for income taxes of discontinued operations include certain intercompany charges from the Predecessor Companies for costs it had incurred on behalf of the fleet management and fuel card businesses as follows:

                                                                   TWO MONTHS        YEARS ENDED
                                                                     ENDED          DECEMBER 31,
                                                                  FEBRUARY 28,   -------------------
                                                                      2001         2000       1999
                                                                  ------------   --------   --------
    Interest on intercompany loans                                  $     342    $ 6,230     $5,516
    Employee benefits costs                                               963      5,824         --
                                                                    ---------    -------     ------
                                                                    $   1,305    $12,054     $5,516
                                                                    =========    =======     ======

    Net assets of discontinued operations as of December 31, 2000 consisted of:


    Cash                                                          $      122,509
    Accounts receivable, net                                             643,502
    Vehicles, net                                                      3,205,380
    Goodwill                                                             873,286
    Other assets                                                         289,675
                                                                  --------------
      Total assets                                                     5,134,352
                                                                  --------------
    Accounts payable and accrued liabilities                             456,784
    Deferred income taxes                                                451,271
    Due to affiliate                                                      82,742
    Vehicle debt                                                       2,975,225
                                                                  --------------
      Total liabilities                                                3,966,022
                                                                  --------------
    Preferred stock classes A, B, and C                                  389,686
                                                                  --------------
      Net assets of discontinued operations less preferred stock
        classes A, B and C                                        $      778,644
                                                                  ==============

3.  UNUSUAL CHARGES

    During the ten month period ended December 31, 2001, the Company incurred unusual charges of $48.6 million primarily in connection with the September 11th terrorist attacks. Such unusual charges primarily consisted of $38.3 million in connection with the rationalization of the Company's rental fleet in response to anticipated levels of volume following the September 11th terrorist attack, $2.9 million for severance costs, $1.9 million for marketing program cancellations and $5.5 million in other costs.

4.  ACQUISITIONS AND DISPOSITION

    ACQUISITIONS

    During the ten months ended December 31, 2001, the Company purchased all the common stock of three domestic franchisees for approximately $28.6 million. These acquisitions were accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded in the Company's Consolidated Balance Sheet as of the respective acquisition dates based upon their estimated fair values at such date. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill and approximated $23.7 million. Goodwill resulting from acquisitions consummated prior to June 30, 2001 was being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142 on January 1, 2002. The Company purchased franchisees in 1999 for $59.4 million. These acquisitions were not significant on a pro forma basis.

    DISPOSITION

    In August 2000, the Company formed a joint venture with BNP Paribas ("BNP"), whereby BNP acquired 80% interest in the joint venture and the Company retained 20% interest, and the joint venture acquired all the stock of PHH Europe, formerly a wholly-owned subsidiary of the Company. In return, the Company received approximately $954 million in cash including the repayment of intercompany indebtedness from PHH Europe. No gain or loss was recognized on the disposition.

5.  INCOME TAXES

    The Company files its own U.S. consolidated federal income tax return and files separate income tax returns in states where a consolidated return is not permitted. Subsequent to March 1, 2001, the Company files consolidated and combined state income tax returns with Cendant in jurisdictions where permitted. Deferred income tax assets and liabilities are recorded for the differences between the financial accounting and tax basis of assets and liabilities, using rates in effect in the years in which the differences expect to be realized.

    The income tax provision (benefit) consisted of:

                                                                             PREDECESSOR COMPANIES
                                                MARCH 1, 2001       ---------------------------------------
                                            (DATE OF ACQUISITION)                           YEARS ENDED
                                                     TO                TWO MONTHS          DECEMBER 31,
                                                DECEMBER 31,              ENDED         -------------------
                                                    2001            FEBRUARY 28, 2001     2000       1999
                                            ---------------------   -----------------   --------   --------
    CURRENT
    Federal                                    $            --        $          --     $    --    $    --
    State                                                   --                  200         450      1,200
    Foreign                                             12,380                1,564         759      8,101
                                               ---------------        -------------     -------    -------
                                                        12,380                1,764       1,209      9,301
                                               ---------------        -------------     -------    -------
    DEFERRED
    Federal                                            (23,247)             (14,602)     26,281     25,991
    State                                               (1,243)              (2,828)      3,383      1,616
    Foreign                                             (1,975)                (117)     11,867      3,437
                                               ---------------        -------------     -------    -------
                                                       (26,465)             (17,547)     41,531     31,044
                                               ---------------        -------------     -------    -------
    PROVISION (BENEFIT) FOR INCOME TAXES       $       (14,085)       $     (15,783)    $42,740    $40,345
                                               ===============        =============     =======    =======

    Pre-tax income (loss) for domestic and foreign operations consisted of the following:

                                                                             PREDECESSOR COMPANIES
                                                MARCH 1, 2001       ---------------------------------------
                                            (DATE OF ACQUISITION)                           YEARS ENDED
                                                     TO                TWO MONTHS          DECEMBER 31,
                                                DECEMBER 31,              ENDED         -------------------
                                                    2001            FEBRUARY 28, 2001     2000       1999
                                            ---------------------   -----------------   --------   --------
    Domestic                                   $       (94,664)       $     (45,983)    $70,247    $65,579
    Foreign                                             24,814                3,746      28,857     25,969
                                               ---------------        -------------     -------    -------
    Pre-tax income (loss)                      $       (69,850)       $     (42,237)    $99,104    $91,548
                                               ===============        =============     =======    =======

    Deferred income tax assets and liabilities consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    DEFERRED INCOME TAX ASSETS
    Accrued liabilities and accounts payable                      $    344,066   $    161,094
    Public liability, property damage and other insurance
      liabilities                                                       88,888         96,304
    Net operating loss carryforwards                                   148,150        138,413
    Alternative minimum income tax credit carryforwards                  5,846          4,932
    Valuation allowance(a)                                             (16,000)            --
                                                                  ------------   ------------
                                                                       570,950        400,743
    DEFERRED INCOME TAX LIABILITY
    Prepaid expenses and other                                         (22,863)       (21,605)
                                                                  ------------   ------------
    NET DEFERRED INCOME TAX ASSETS                                $    548,087   $    379,138
                                                                  ============   ============

    MANAGEMENT PROGRAM DEFERRED INCOME TAX LIABILITY              $    315,905   $    376,404
                                                                  ============   ============

------------------------
(a) The valuation allowance of $16 million relates to deferred tax assets for the state net operating loss carryforward. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

    As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $357.2 million. These carryforwards expire as follows: 2004, $92.5 million; 2007, $67.7 million; 2008, $41.0 million;
    2009, $18.3 million; 2010, $1.1 million; 2017, $83.7 million; 2018,
    $1.1 million; 2019, $36.0 million and 2021, $15.8 million.

    No provision has been made for U.S. federal deferred income taxes on approximately $104.0 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2001 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

    The Company's effective income tax rate for continuing operations differs from the U.S. statutory tax rate as follows:

                                            MARCH 1, 2001             PREDECESSOR COMPANIES
                                               (DATE OF      ---------------------------------------
                                             ACQUISITION)                            YEARS ENDED
                                                  TO            TWO MONTHS          DECEMBER 31,
                                             DECEMBER 31,          ENDED         -------------------
                                                 2001        FEBRUARY 28, 2001     2000       1999
                                            --------------   -----------------   --------   --------
    Federal statutory rate                       (35.0)%            (35.0)%        35.0%      35.0%
    Taxes on foreign operations at rates
      different than U.S. federal stautory
      rates                                        1.8                0.3           1.9        2.5
    Amortization of non-deductible
      goodwill                                    12.9                1.3           3.3        3.7
    State income taxes, net of federal tax
      benefits                                    (1.2)              (4.0)          2.5        2.0
    Other                                          1.3                 --           0.4        0.9
                                                ------             ------         -----       ----
                                                 (20.2)%            (37.4)%        43.1%      44.1%
                                                ======             ======         =====       ====

6.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    Land                                                          $     24,388   $     22,862
    Buildings and leasehold improvements                               121,133        150,117
    Furniture, fixtures and equipment                                   45,713         21,976
    Construction-in-progress                                            28,756         36,649
                                                                  ------------   ------------
                                                                       219,990        231,604
    Less: accumulated depreciation and amortization                    (16,758)       (50,100)
                                                                  ------------   ------------
                                                                  $    203,232   $    181,504
                                                                  ============   ============

7.  VEHICLES, NET

    Vehicles, net consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    Rental vehicles                                               $  3,733,792   $  4,098,992
    Buses and support vehicles                                          83,122         80,903
    Vehicles held for sale                                              56,601         47,535
                                                                  ------------   ------------
                                                                     3,873,515      4,227,430
    Less accumulated depreciation                                     (402,578)      (465,976)
                                                                  ------------   ------------
                                                                  $  3,470,937   $  3,761,454
                                                                  ============   ============

    Vehicle depreciation expense was $559.7 million, $107.9 million, $656.4 million and $644.6 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the years ended December 31, 2000 and 1999, respectively. Depreciation expense is net of the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $122.8 million, $14.4 million, $128.6 million and $120 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the years ended December 31, 2000 and 1999, respectively. Depreciation expense for rental vehicles also reflects a net loss on the disposal of vehicles of $27.2 million, $1.9 million, $2.2 million and $5.4 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the years ended December 31, 2000 and 1999, respectively.

8.  ACCRUED LIABILITIES

    Accrued liabilities consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    Payroll and related costs                                     $     94,300   $     93,142
    Taxes, other than income taxes                                      30,391         12,122
    Rents and property related                                          47,446         26,211
    Interest                                                            16,958         23,655
    Sales and marketing                                                 51,217         49,217
    Other                                                              194,353         58,930
                                                                  ------------   ------------
                                                                  $    434,665   $    263,277
                                                                  ============   ============

9.  DUE TO (FROM) CENDANT CORPORATION AND AFFILIATES, NET

    Due to (from) Cendant Corporation and affiliates, net, consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    Due to Cendant--working capital and trading, net              $    281,544   $     36,117
    Due from Cendant--demand--long-term                               (155,295)            --
    Due to Cendant--long-term                                          380,000             --
    Due to (from) other Cendant affiliates, net                          8,184        (82,742)
                                                                  ------------   ------------
    Total due to (from) Cendant Corporation and other
      affiliates, net                                             $    514,433   $    (46,625)
                                                                  ============   ============

    Funding for the Company's working capital and trading needs is provided by Cendant. Such intercompany funding accrues interest at a rate equal to LIBOR plus 87.5 basis points for amounts borrowed up to $155 million and LIBOR plus 140 basis points for borrowings exceeding such amount. On June 29, 2001, Cendant borrowed $155 million of the Company's restricted cash in return for a demand note. Due to Cendant--long-term represents (i) the remaining debt of $137 million the Company assumed in connection with the acquisition of the Company by PHH (see Note 1--Summary of Significant Accounting Policies) and (ii) $368 million of funding the Company received from Cendant to repay its then-existing revolving credit facility borrowings, $125 million of which was subsequently forgiven by Cendant (see
    Note 10--Non-Vehicle Debt). Such funding bears interest at LIBOR plus 140 basis points.

    Expenses of the Company include the following items charged by Cendant and affiliates. These charges include allocations from Cendant for services provided to the Company, which consist of:

                                                                           PREDECESSOR COMPANIES
                                              MARCH 1, 2001       ---------------------------------------
                                          (DATE OF ACQUISITION)                           YEARS ENDED
                                                   TO                TWO MONTHS          DECEMBER 31,
                                              DECEMBER 31,              ENDED         -------------------
                                                  2001            FEBRUARY 28, 2001     2000       1999
                                          ---------------------   -----------------   --------   --------
    Royalties                                $        85,002        $      16,205     $104,538   $100,031
    Reservations                                      45,763                8,496       55,976     58,063
    Data processing                                   50,723               11,395       53,106     43,700
    Rent and other                                    34,662                1,456        5,265      4,639
    Interest                                          15,103                   --           --         --
                                             ---------------        -------------     --------   --------
    Total                                    $       231,253        $      37,552     $218,885   $206,433
                                             ===============        =============     ========   ========

    On the Consolidated Statements of Operations, the royalty and reservation charges are included within selling, general and administration expenses, the rent and data processing expenses are included within operating expenses and interest expenses are included within net non-vehicle interest, net. These charges are determined in accordance with various intercompany agreements and include certain corporate overhead allocations, which are based upon factors, such as square footage, employee salaries and computer usage time.

    Additionally, Cendant charges the Company a royalty fee of 4.0% of revenue for the use of its Avis trade name. Such fee consists of a base royalty of 3.0% of the gross revenue and a supplemental royalty of 1.0% of the gross revenue payable quarterly in arrears and will increase periodically to a maximum of 1.5% in 2003. During the ten months ended December 31, 2001, the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999, the Company earned vehicle rental revenue of approximately
    $44.7 million, $7.5 million, $61.3 million and $63.6 million, respectively, from Cendant and its affiliates.

10. NON-VEHICLE DEBT

    Non-vehicle debt consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    11% senior subordinated notes                                 $    583,541   $    500,000
    Revolving credit facility borrowings                                    --        225,000
    Other                                                                4,718          5,333
                                                                  ------------   ------------
                                                                  $    588,259   $    730,333
                                                                  ============   ============

    The Company's 11% senior subordinated notes are due in May 2009. The Company recorded such notes at fair value on March 1, 2001 in connection with the acquisition of the Company by Cendant. The notes are subordinated in the right of payment to all the Company's existing and future senior indebtedness and are unconditionally guaranteed on a senior subordinated basis by certain of the Company's domestic subsidiaries. The notes are redeemable at the Company's option at the appropriate redemption prices plus accrued interest through the redemption date either (i) in part prior to May 2002 upon the occurrence of specific events or (ii) at any time, in whole or in part, after May 2004. During 2001, the Company repaid all amounts outstanding under its then-existing revolving credit facility and terminated such facility.

    The senior subordinated notes contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, and liquidations. At December 31, 2001, the Company was in compliance with all restrictive covenants.

11. VEHICLE DEBT

    Vehicle debt consisted of:

                                                                                 PREDECESSOR
                                                                                  COMPANIES
                                                                                 ------------
                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
    Commercial paper notes                                        $    119,998   $    919,800
    Series 2001-2 auction rate rental car asset-backed notes            40,000             --
    Series 1997-1B 6.40% asset-backed medium-term notes                850,000        850,000
    Series 1998-1 6.14% asset-backed medium-term notes                 600,000        600,000
    Series 2000-1 floating rate rental car asset-backed notes          250,000        250,000
    Series 2000-2 floating rate rental car asset-backed notes          300,000        300,000
    Series 2000-3 floating rate rental car asset-backed notes          200,000        200,000
    Series 2000-4 floating rate rental car asset-backed notes          500,000        500,000
    Series 2001-1 floating rate rental car asset-backed notes          750,000             --
    Other                                                              161,343        196,882
                                                                  ------------   ------------
                                                                  $  3,771,341   $  3,816,682
                                                                  ============   ============

    Vehicle debt represents asset-backed funding arrangements whereby the Company or its wholly-owned and consolidated special purpose entities issue debt or enter into loans secured by the cash flows derived from the Company's vehicles. The Company's vehicle debt is primarily issued under its AESOP Funding program. AESOP Funding is a domestic financing program that provides for the issuance of up to $4.45 billion of variable rate notes to support the Company's operations. All debt issued under this program is collateralized by vehicles owned by the Company. Such vehicles are generally covered by agreements whereby manufacturers guarantee a specified repurchase price for vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all of the vehicles supporting this facility are held in a bankruptcy remote trust and the Company acts as a servicer of all the vehicles. All of the debt issued under this program is classified as debt under management programs on the Company's Consolidated Balance Sheets. Secured commercial paper matures within 270 days.

    During 2001 and 2000, the weighted average interest rates on the Company's commercial paper notes were 2.1% and 6.6%, respectively. The weighted average interest rate on the auction rate notes was 2.15% during 2001. The interest rate on such notes is expected to change every 35 days as it is a market derived rate determined by auction. The weighted average interest rate on the medium-term notes was 5.61% and 6.37% during 2001 and 2000, respectively.

    As of December 31, 2001, aggregate maturities of vehicle debt are as follows:

                                                                    AMOUNT
                                                                  ----------
    2002                                                          $  982,562
    2003                                                             729,814
    2004                                                             704,323
    2005                                                           1,000,000
    2006                                                                  --
    Thereafter                                                       354,642
                                                                  ----------
                                                                  $3,771,341
                                                                  ==========

12. FINANCIAL INSTRUMENTS

    Consistent with its risk management policies, the Company manages interest rate risks using derivative instruments. The Company's asset backed debt is exposed to interest rate fluctuations. The Company's hedging strategy is to use derivative financial instruments, principally interest rate swaps and caps, to create a desired mix of fixed and floating rate debt.

    The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt. During the ten months ended December 31, 2001 and the two months ended February 28, 2001, the interest rate swaps used by the Company to manage its fixed rate debt were perfectly effective and, therefore, had no net impact on the Company's results of operations except to create the accrual of interest at variable rates.

    CREDIT RISK AND EXPOSURE

    The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Operations during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2001 and 2000. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

    FAIR VALUE

    The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company believes that it is not practicable to estimate the current fair value of the amount due to Cendant and Affiliates, net, because of the related party nature of the transactions. (See Note 9--Due to (from) Cendant Corporation and Affiliates, net).

    The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

    The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

                                                                           PREDECESSOR COMPANIES
                                                                          -----------------------
                                                         2001                      2000
                                                -----------------------   -----------------------
                                                             ESTIMATED                 ESTIMATED
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
    ASSETS
      Cash and cash equivalents                 $   13,311   $   13,311   $   80,368   $   80,368
      Restricted cash                               65,595       65,595       41,280       41,280
    NON-VEHICLE DEBT                               588,259      544,632      730,333      757,083
    DERIVATIVES ASSETS
      Interest rate caps                            29,310       29,310       10,493        8,607
    ASSETS UNDER MANAGEMENT PROGRAMS
      Restricted cash                              581,187      581,187      126,202      126,202
    LIABILITIES UNDER MANAGEMENT PROGRAMS
      Vehicle debt                               3,685,337    3,723,448    3,816,682    3,819,041
      Interest rate swaps and caps                  86,004       86,004           --           --

13. STOCKHOLDERS' EQUITY

    ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss consisted of:

                                                                      UNREALIZED        MINIMUM      ACCUMULATED
                                                      CURRENCY      GAINS (LOSSES)      PENSION         OTHER
                                                     TRANSLATION     ON CASH FLOW      LIABILITY    COMPREHENSIVE
                                                     ADJUSTMENTS        HEDGES        ADJUSTMENTS        LOSS
                                                     -----------   ----------------   -----------   --------------
    Balance, January 1, 1999                         $    (8,918)  $             --   $    (1,733)  $      (10,651)
    Current period change                                  6,199                 --           813            7,012
                                                     -----------   ----------------   -----------   --------------
    Balance, December 31, 1999                            (2,719)                --          (920)          (3,639)
    Current period change                                (15,852)                --          (505)         (16,357)
                                                     -----------   ----------------   -----------   --------------
    Balance, December 31, 2000                           (18,571)                --        (1,425)         (19,996)
    Current period change                                 (1,758)             2,025            --              267
                                                     -----------   ----------------   -----------   --------------
    Balance, February 28, 2001                           (20,329)             2,025        (1,425)         (19,729)
    Recapitalization of equity                            20,329             (2,025)        1,425           19,729
    Current period change                                 (2,469)           (34,583)           --          (37,052)
                                                     -----------   ----------------   -----------   --------------
    Balance, December 31, 2001                       $    (2,469)  $        (34,583)  $        --   $      (37,052)
                                                     ===========   ================   ===========   ==============

    TREASURY STOCK

    At December 31, 2001 and 2000, treasury stock consisted of:

                                                                                    PREDECESSOR
                                                                                     COMPANIES
                                                                                --------------------
                                                               2001                     2000
                                                      -----------------------   --------------------
                                                       TREASURY     TREASURY    TREASURY   TREASURY
                                                        STOCK        SHARES      STOCK      SHARES
                                                      ----------   ----------   --------   ---------
    Balance, beginning of year                         $ 96,538     4,456,531   $103,832   4,793,288
    Exercise of stock options for the two months
      ended February 28, 2001 and the year ended
      December 31, 2000                                    (140)       (6,480)    (5,963)   (275,306)
    Other issuances                                          --            --     (1,331)    (61,451)
    Recapitalization of equity                          (96,398)   (4,450,051)        --          --
                                                       --------    ----------   --------   ---------
    Balance, end of year                               $     --            --   $ 96,538   4,456,531
                                                       ========    ==========   ========   =========

14. STOCK OPTION PLANS

    Concurrent with the acquisition of the Company by Cendant, stock options to purchase shares of the Company's common stock were either exchanged for cash or converted into stock options to purchase shares of Cendant's CD common stock.

    The activity of the Company's former stock option plans, under which the Company had, prior to March 1, 2001, issued options to purchase shares of Avis Group Holdings, Inc., consisted of:

                                                                               WEIGHTED AVERAGE
                                                                   OPTIONS      EXERCISE PRICE
                                                                  ----------   ----------------
    Balance at January 1, 1999                                     4,458,100    $        18.65
    Granted at fair market value                                   2,799,900             25.41
    Exercised                                                       (198,187)            17.00
    Canceled                                                        (126,200)            19.92
                                                                  ----------
    Balance at December 31, 1999                                   6,933,613             21.41
    Granted at fair market value                                   1,411,502             24.22
    Exercised                                                       (336,757)            18.36
    Canceled                                                        (460,482)            27.01
                                                                  ----------
    Balance at December 31, 2000                                   7,547,876             21.73
                                                                  ----------
    Exercised                                                         (6,480)            32.76
    Canceled                                                          (6,830)            32.76
    Exchanged for cash in connection with the acquisition of the
      Company by Cendant                                          (6,741,559)            21.63
                                                                  ----------
    Converted at March 1, 2001                                       793,007    $        21.63
                                                                  ==========

    The weighted-average grant-date fair value of these stock options, which were granted during 2000 and 1999, was $10.22 and $12.95, respectively.

    Had the Company elected to recognize and measure compensation expense for these stock option grants based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income
    (loss) would have been as follows:

                                                          PREDECESSOR COMPANIES
                                     ---------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                      TWO MONTHS ENDED     -----------------------------------------
                                      FEBRUARY 28, 2001           2000                  1999
                                     -------------------   -------------------   -------------------
                                        AS        PRO         AS        PRO         AS        PRO
                                     REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                     --------   --------   --------   --------   --------   --------
    Net income (loss)                $(29,119)  $(30,838)  $120,676   $109,894   $92,585    $83,673

    During the two month period ended February 28, 2001, the Company did not grant any options. Accordingly, the pro forma compensation expense for the two months ended February 28, 2001 is based on the vesting schedule of options granted in prior years.

    The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2000 and 1999:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2000           1999
                                                                  ------------   ------------
    Dividend yield                                                      --             --
    Expected volatility                                               17.3%          40.0%
    Risk-free interest rate                                            6.3%           6.0%
    Expected holding period (years)                                    0.3            6.5

    The employees whom elected to convert their existing options into Cendant options received 2.47 options to purchase shares of Cendant's CD common stock in exchange for one existing option. Under Cendant's stock option plans, Cendant may grant stock options, stock appreciation rights and restricted shares to the Company's employees, including directors and officers of the Company. Options granted under these plans generally have a ten-year term and generally vest 33% per year.

    The activity of Cendant's stock option plans under which the Company's employees were granted options, including options previously granted to Avis employees, consisted of:

                                                                              WEIGHTED AVERAGE
                                                                   OPTIONS     EXERCISE PRICE
                                                                  ---------   ----------------
    Balance at March 1, 2001                                      2,530,813    $       28.44
      Converted at March 1, 2001                                  1,958,729             8.76
      Granted at fair market value                                3,134,050            13.90
      Exercised                                                    (134,388)           10.30
      Canceled                                                      (67,766)           15.06
                                                                  ---------
    Balance at December 31, 2001                                  7,421,438    $       17.55
                                                                  =========

    The table below summarizes information regarding Cendant's outstanding and exercisable stock options issued to the Company's employees as of December 31, 2001:

                                          OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                            -----------------------------------------------   ----------------------------
          RANGE OF                      WEIGHTED AVERAGE                                  WEIGHTED AVERAGE
          EXERCISE          NUMBER OF      REMAINING       WEIGHTED AVERAGE   NUMBER OF       EXERCISE
           PRICES            OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE     OPTIONS         PRICE
    ---------------------   ---------   ----------------   ----------------   ---------   ----------------
      $ 0.01 to $10.00        925,410          8.4          $        9.15       925,410    $        9.15
      $10.01 to $20.00      4,398,588          9.4                  13.92     1,371,538            14.19
      $20.01 to $30.00        703,472          7.2                  22.72       655,472            22.90
      $30.01 to $40.00      1,393,968          5.0                  31.99     1,393,968            31.99
                            ---------                                         ---------
                            7,421,438          8.2          $       17.55     4,346,388    $       20.14
                            =========                                         =========

    The weighted-average grant-date fair value of Cendant common stock options granted during 2001 was $6.37.

    Had the Company elected to recognize and measure compensation expense for its stock option grants to employees based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss would have been as follows:

                                                                     AS        PRO
                                                                  REPORTED    FORMA
                                                                  --------   --------
    Net loss                                                      $(55,765)  $(61,165)

    The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2001:

                                                                          PERIOD
                                                                      MARCH 1, 2001
                                                                  (DATE OF ACQUISION) TO
                                                                    DECEMBER 31, 2001
                                                                  ----------------------
    Dividend yield                                                           --
    Expected volatility                                                    50.0%
    Risk-free interest rate                                                 4.4%
    Expected holding period (years)                                         4.5

15. EMPLOYEE BENEFIT PLANS

    Cendant and the Company sponsor several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $2.1 million, $0.4 million, $2.4 million and $2.1 million for the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the years ended December 31, 2000 and 1999, respectively.

    Cendant and the Company sponsor domestic non-contributory defined benefit pension plans covering certain eligible employees. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $34 million and $93 million at December 31, 2001 and 2000, respectively. The fair value of the plan assets was $28 million and $103 million at December 31, 2001 and 2000, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

16. COMMITMENTS AND CONTINGENCIES

    The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

    Future minimum lease payments required under noncancelable operating leases as of December 31, 2001 are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                          $180,388
    2003                                                           143,320
    2004                                                           105,295
    2005                                                            75,652
    2006                                                            57,209
    Thereafter                                                     271,912
                                                                  --------
                                                                  $833,776
                                                                  ========

    At December 31, 2001, future minimum rental commitments include
    $15.8 million due to a subsidiary of Cendant related to the Company's Virginia Beach processing facility. During the ten months ended
    December 31, 2001, the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999, the Company incurred total rental expense of $222.4 million, $44.2 million, $275.9 million and $260.5 million, respectively, inclusive of contingent rental expense of $56.3 million, $12.3 million, $98.6 million and $93.3 million, respectively, based on car rental transaction volume.

    The Company maintains certain agreements with airports that allow the Company to conduct its operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid regardless of the amount of revenue generated by the on-site operations. Such fees are recorded by the Company as a component of the total rental expense. During 2002, the Company is required to pay a minimum amount of $152 million under these agreements.

    The Company maintains agreements with certain vehicle manufacturers, whereby the Company is required to purchase approximately $930 million of vehicles from these manufacturers during 2002. Under the terms of these agreements, which expire in 2004, the Company is required to purchase a certain number of vehicles principally from General Motors Corporation ("GM") and maintain at least 51% of its domestic fleet in GM vehicles.

    The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    PARENT COMPANY LITIGATION

    On August 14, 2000, the U.S. District Court approved Cendant's agreement (the "Settlement Agreement") to settle the principal securities class action pending against Cendant, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than Feline PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant agreed to pay the class members approximately $2.85 billion in cash. On August 28, 2001, the United States Court of Appeals for the Third Circuit approved the $2.85 billion settlement, overruled all objections to the settlement, approved a plan of allocation for the settlement proceeds and awarded attorneys' fees and expenses to the plaintiffs. As of December 31, 2001, Cendant had deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. Cendant expects that it will be required to fund the remaining balance by July 16, 2002.

    Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. However, Cendant does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

17. SEGMENT INFORMATION

    The Company operates in one segment, vehicle rental, whereby it operates the Avis car rental franchise system and rents vehicles to business and leisure travelers. The Company's operations are divided into the following three main geographic areas:

                                                                  AUSTRALIA/
                                                      UNITED         NEW                    ALL OTHER
                                                      STATES       ZEALAND       CANADA     COUNTRIES      TOTAL
                                                   ------------   ----------   ----------   ---------   ------------
    PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO
      DECEMBER 31, 2001
    Revenues                                        $1,796,627     $ 86,471     $ 93,503    $  25,358    $2,001,959
    Total assets                                     6,216,238       72,891      195,550       53,404     6,538,083
    Net property and equipment                         190,325        5,375        6,137        1,395       203,232

    PREDECESSOR COMPANIES
    TWO MONTHS ENDED FEBRUARY 28, 2001
    Revenues                                        $  344,496     $ 21,547     $ 13,241    $   6,537    $  385,821

    YEAR ENDED DECEMBER 31, 2000
    Revenues                                        $2,356,318     $118,215     $106,167    $  32,776    $2,613,476
    Total assets                                     6,074,610      125,965      244,923       74,508     6,520,006
    Net property and equipment                         167,263        5,631        6,843        1,767       181,504

    YEAR ENDED DECEMBER 31, 1999
    Revenues                                        $2,244,592     $124,263     $101,158    $  30,733    $2,500,746
    Total assets                                     6,720,496      107,331      202,536       62,148     7,092,511
    Net property and equipment                         150,624        6,959        7,122        1,971       166,676

18. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2001 and 2000 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the period March 1, 2001 (Date of Acquisition) to December 31, 2001, the two months ended February 28, 2001 and for the years ended December 31, 2000 and 1999 of: (a) Avis Group Holdings, Inc. ("the Parent");
    (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries;
    (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

    Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
    FOR THE PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO DECEMBER 31, 2001

                                                                              NON-                        AVIS GROUP
                                                            GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                              ----------   ------------   ------------   ------------   --------------
    REVENUES                                   $     --     $1,796,626    $   205,333    $         --   $   2,001,959
                                               --------     ----------    -----------    ------------   -------------

    EXPENSES
      Operating, net                                 --        676,048         92,298              --         768,346
      Vehicle depreciation and lease
        charges, net                                 --        537,709         50,701              --         588,410
      Selling, general and administrative            --        364,810         24,893              --         389,703
      Vehicle interest, net                      11,530        173,859          2,941              --         188,330
      Non-vehicle interest, net                  26,949         16,396             --              --          43,345
      Non-vehicle depreciation and
        amortization                             17,329         25,368          2,419              --          45,116
      Unusual charges                             2,132         45,182          1,245              --          48,559
                                               --------     ----------    -----------    ------------   -------------
    Total expenses                               57,940      1,839,372        174,497              --       2,071,809
                                               --------     ----------    -----------    ------------   -------------
    INCOME (LOSS) BEFORE EQUITY IN EARNINGS
      (LOSSES) OF SUBSIDIARIES                  (57,940)       (42,746)        30,836              --         (69,850)
    Equity in earnings (losses) of
      subsidiaries                              (14,475)        24,607             --         (10,132)             --
                                               --------     ----------    -----------    ------------   -------------
    INCOME (LOSS) BEFORE INCOME TAXES           (72,415)       (18,139)        30,836         (10,132)        (69,850)
    Provision (benefit) for income taxes        (16,650)        (3,664)         6,229              --         (14,085)
                                               --------     ----------    -----------    ------------   -------------
    NET INCOME (LOSS)                          $(55,765)    $  (14,475)   $    24,607    $    (10,132)  $     (55,765)
                                               ========     ==========    ===========    ============   =============

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (PREDECESSOR COMPANIES)
                   FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001

                                                                               NON-                        AVIS GROUP
                                                             GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ----------   ------------   ------------   ------------   --------------
    REVENUES                                    $     --    $   344,496    $    41,325    $         --   $     385,821
                                                --------    -----------    -----------    ------------   -------------
    EXPENSES
      Operating, net                                  --        154,490         19,340              --         173,830
      Vehicle depreciation and lease charges,
        net                                           --        102,490          9,476              --         111,966
      Selling, general and administrative             --         77,866          5,363              --          83,229
      Vehicle interest, net                        2,306         40,375            944              --          43,625
      Non-vehicle interest, net                    9,167             --             --              --           9,167
      Non-vehicle depreciation and
        amortization                                  --          5,767            474              --           6,241
                                                --------    -----------    -----------    ------------   -------------
    Total expenses                                11,473        380,988         35,597              --         428,058
                                                --------    -----------    -----------    ------------   -------------
    INCOME (LOSS) BEFORE EQUITY IN EARNINGS
      (LOSSES) OF SUBSIDIARIES                   (11,473)       (36,492)         5,728              --         (42,237)
    Equity in earnings (losses) of
      subsidiaries                               (25,645)         9,950             --          15,695              --
                                                --------    -----------    -----------    ------------   -------------
    INCOME (LOSS) BEFORE INCOME TAXES            (37,118)       (26,542)         5,728          15,695         (42,237)
    Provision (benefit) for income taxes          (7,999)        (9,926)         2,142              --         (15,783)
                                                --------    -----------    -----------    ------------   -------------
    INCOME (LOSS) FROM CONTINUING OPERATIONS     (29,119)       (16,616)         3,586          15,695         (26,454)
    Income (loss) from discontinued
      operations, net of tax                          --         (6,358)        11,305              --           4,947
                                                --------    -----------    -----------    ------------   -------------
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                          (29,119)       (22,974)        14,891          15,695         (21,507)
    Cumulative effect of accounting change,
      net of tax                                      --         (2,671)        (4,941)             --          (7,612)
                                                --------    -----------    -----------    ------------   -------------
    NET INCOME (LOSS)                           $(29,119)   $   (25,645)   $     9,950    $     15,695   $     (29,119)
                                                ========    ===========    ===========    ============   =============

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (PREDECESSOR COMPANIES)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                              NON-                        AVIS GROUP
                                                            GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                               PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                             -----------   ------------   ------------   ------------   --------------
    REVENUES                                  $      --     $2,356,319    $   257,157    $         --     $2,613,476
                                              ---------     ----------    -----------    ------------     ----------
    EXPENSES
      Operating, net                                 --        842,266        123,560              --        965,826
      Vehicle depreciation and lease
        charges, net                                 --        619,298         63,134              --        682,432
      Selling, general and administrative            --        432,101         33,048              --        465,149
      Vehicle interest, net                      13,836        232,713          4,005              --        250,554
      Non-vehicle interest, net                 108,872             --             --              --        108,872
      Non-vehicle depreciation and
        amortization                                 --         38,698          2,841              --         41,539
                                              ---------     ----------    -----------    ------------     ----------
    Total expenses                              122,708      2,165,076        226,588              --      2,514,372
                                              ---------     ----------    -----------    ------------     ----------
    INCOME (LOSS) BEFORE EQUITY IN EARNINGS
      OF SUBSIDIARIES                          (122,708)       191,243         30,569                         99,104
    Equity in earnings of subsidiaries          140,455        116,164             --        (256,619)            --
                                              ---------     ----------    -----------    ------------     ----------
    INCOME BEFORE INCOME TAXES                   17,747        307,407         30,569        (256,619)        99,104
    Provision (benefit) for income taxes       (102,929)       132,493         13,176              --         42,740
                                              ---------     ----------    -----------    ------------     ----------
    INCOME FROM CONTINUING OPERATIONS           120,676        174,914         17,393        (256,619)        56,364
    Income (loss) from discontinued
      operations, net of tax                         --        (34,459)        98,771              --         64,312
                                              ---------     ----------    -----------    ------------     ----------
    NET INCOME                                $ 120,676     $  140,455    $   116,164    $   (256,619)    $  120,676
                                              =========     ==========    ===========    ============     ==========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (PREDECESSOR COMPANIES)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                              NON-                        AVIS GROUP
                                                            GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                              ----------   ------------   ------------   ------------   --------------
    REVENUES                                   $     --     $2,244,592    $   256,154    $         --     $2,500,746
                                               --------     ----------    -----------    ------------     ----------
    EXPENSES
      Operating, net                                 --        843,787        113,483              --        957,270
      Vehicle depreciation and lease
        charges, net                                 --        603,792         62,955              --        666,747
      Selling, general and administrative            --        428,415         35,036              --        463,451
      Vehicle interest, net                      13,836        192,558          4,185              --        210,579
      Non-vehicle interest, net                  71,961             --             --              --         71,961
      Non-vehicle depreciation and
        amortization                                 --         36,388          2,802              --         39,190
                                               --------     ----------    -----------    ------------     ----------
    Total expenses                               85,797      2,104,940        218,461              --      2,409,198
                                               --------     ----------    -----------    ------------     ----------
    INCOME (LOSS) BEFORE EQUITY IN EARNINGS
      OF SUBSIDIARIES                           (85,797)       139,652         37,693              --         91,548
    Equity in earnings of subsidiaries          107,071         75,841             --        (182,912)            --
                                               --------     ----------    -----------    ------------     ----------
    INCOME BEFORE INCOME TAXES                   21,274        215,493         37,693        (182,912)        91,548
    Provision (benefit) for income taxes        (71,311)        95,033         16,623              --         40,345
                                               --------     ----------    -----------    ------------     ----------
    INCOME FROM CONTINUING OPERATIONS            92,585        120,460         21,070        (182,912)        51,203
    Income (loss) from discontinued
      operations, net of tax                         --        (13,389)        54,771              --         41,382
                                               --------     ----------    -----------    ------------     ----------
    NET INCOME                                 $ 92,585     $  107,071    $    75,841    $   (182,912)    $   92,585
                                               ========     ==========    ===========    ============     ==========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                                          NON-                        AVIS GROUP
                                                        GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                            PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          ----------   ------------   ------------   ------------   --------------
    ASSETS
      Cash and cash equivalents           $       18    $    5,210     $    8,083    $        --      $   13,311
      Receivables (net of allowance for
        doubtful accounts of $3,001 and
        $2,176)                                   --       142,386         25,986             --         168,372
      Prepaid expenses                            --        34,569          7,974             --          42,543
      Deferred income tax                    221,741       326,332             14             --         548,087
      Property and equipment, net                 --       190,319         12,913             --         203,232
      Investment in consolidated
        subsidiaries                         677,401       628,280             --     (1,305,681)             --
      Goodwill (net of accumulated
        amortization of $16,530, $9,420
        and $632)                            825,234       443,000          2,958             --       1,271,192
      Other assets                            16,020        34,791         95,797             --         146,608
                                          ----------    ----------     ----------    -----------      ----------
      Total assets exclusive of assets
        under management programs          1,740,414     1,804,887        153,725     (1,305,681)      2,393,345
                                          ----------    ----------     ----------    -----------      ----------
      Assets under management programs:
        Restricted cash                           --         9,457        571,730             --         581,187
        Vehicles, net                             --       (88,822)     3,559,759             --       3,470,937
        Due from vehicle manufacturers            --         7,855         84,759             --          92,614
                                          ----------    ----------     ----------    -----------      ----------
                                                  --       (71,510)     4,216,248             --       4,144,738
                                          ----------    ----------     ----------    -----------      ----------
    TOTAL ASSETS                          $1,740,414    $1,733,377     $4,369,973    $(1,305,681)     $6,538,083
                                          ==========    ==========     ==========    ===========      ==========

    LIABILITIES AND STOCKHOLDER'S EQUITY

    Liabilities:
      Accounts payable                    $       --    $  151,379     $  212,512    $        --      $  363,891
      Accrued liabilities                    109,143       300,337         25,185             --         434,665
      Due to Cendant Corporation and
        affiliates, net                      726,645        63,214       (275,426)            --         514,433
      Non-vehicle debt                       583,540         4,719             --             --         588,259
      Public liability, property damage
        and other insurance liabilities           --       166,432         62,071             --         228,503
                                          ----------    ----------     ----------    -----------      ----------
      Total liabilities exclusive of
        liabilities under management
        programs                           1,419,328       686,081         24,342             --       2,129,751
                                          ----------    ----------     ----------    -----------      ----------
      Liabilities under
        management programs:
      Vehicle debt                                --        86,004      3,685,337             --       3,771,341
      Deferred income taxes                       --       283,891         32,014             --         315,905
                                          ----------    ----------     ----------    -----------      ----------
                                                  --       369,895      3,717,351             --       4,087,246
                                          ----------    ----------     ----------    -----------      ----------
    Stockholders' equity                     321,086       677,401        628,280     (1,305,681)        321,086
                                          ----------    ----------     ----------    -----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $1,740,414    $1,733,377     $4,369,973    $(1,305,681)     $6,538,083
                                          ==========    ==========     ==========    ===========      ==========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            (PREDECESSOR COMPANIES)
                               DECEMBER 31, 2000

                                                                             NON-                        AVIS GROUP
                                                           GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                             ----------   ------------   ------------   ------------   --------------
    ASSETS
      Cash and cash equivalents              $       73    $   65,935     $   14,360    $        --      $   80,368
      Receivables (net of allowance for
        doubtful accounts of $40,081 and
        $6,408)                                     156       116,054         73,452             --         189,662
      Prepaid expenses                               --        34,723         13,201             --          47,924
      Due from affiliate                             --      (137,510)       220,252             --          82,742
      Deferred income taxes                      96,680       279,071          3,387             --         379,138
      Property and equipment, net                    --       166,704         14,800             --         181,504
      Investment in consolidated
        subsidiaries                          1,625,022       247,891             --     (1,872,913)             --
      Goodwill (net of accumulated
        amortization of $1,602 and $1,483)           --       450,195          3,255             --         453,450
      Net assets of discontinued operations          --     1,248,464       (469,820)            --         778,644
      Other assets                                1,064        92,190         26,998             --         120,252
                                             ----------    ----------     ----------    -----------      ----------
    Total assets exclusive of assets under
      management programs                     1,722,995     2,563,717       (100,115)    (1,872,913)      2,313,684
                                             ----------    ----------     ----------    -----------      ----------
    Assets under management programs:
      Restricted cash                                --            --        126,202             --         126,202
      Vehicles, net                                  --      (120,569)     3,882,023             --       3,761,454
      Due from vehicle manufacturers                 --         9,666        309,000             --         318,666
                                             ----------    ----------     ----------    -----------      ----------
                                                     --      (110,903)     4,317,225             --       4,206,322
                                             ----------    ----------     ----------    -----------      ----------
    TOTAL ASSETS                             $1,722,995    $2,452,814     $4,217,110    $(1,872,913)     $6,520,006
                                             ==========    ==========     ==========    ===========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
      Accounts payable                       $        3    $  148,368     $  146,141             --      $  294,512
      Accrued liabilities                        10,991       227,553         24,733             --         263,277
      Due to Cendant Corporation and
        affiliates, net                         231,887       (54,413)      (141,357)            --          36,117
      Non-vehicle debt                          725,000       (26,769)        32,102             --         730,333
      Public liability, property damage and
        other insurance liabilities                  --       194,373         53,194             --         247,567
                                             ----------    ----------     ----------    -----------      ----------
      Total liabilities exclusive of
        liabilities under management
        programs                                967,881       489,112        114,813             --       1,571,806
                                             ----------    ----------     ----------    -----------      ----------
    Liabilities under management programs:
      Vehicle debt                                   --                    3,816,682             --       3,816,682
      Deferred income taxes                          --       338,680         37,724             --         376,404
                                             ----------    ----------     ----------    -----------      ----------
                                                     --       338,680      3,854,406             --       4,193,086
                                             ----------    ----------     ----------    -----------      ----------
    Stockholders' equity                        755,114     1,625,022        247,891     (1,872,913)        755,114
                                             ----------    ----------     ----------    -----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $1,722,995    $2,452,814     $4,217,110    $(1,872,913)     $6,520,006
                                             ==========    ==========     ==========    ===========      ==========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
        PERIOD MARCH 1, 2001 (DATE OF ACQUISITION) TO DECEMBER 31, 2001

                                                                                                         AVIS GROUP
                                                                             NON-                      HOLDINGS, INC.
                                                  PARENT     GUARANTOR     GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                 ---------   ----------   -----------   ------------   --------------
    OPERATING ACTIVITIES
    Net income (loss)                            $ (55,765)  $ (14,475)   $    24,607   $    (10,132)  $     (55,765)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities exclusive of
      management programs                         (152,228)    112,274        (38,818)            --         (78,772)
                                                 ---------   ---------    -----------   ------------   -------------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                    (207,993)     97,799        (14,211)       (10,132)       (134,537)
                                                 ---------   ---------    -----------   ------------   -------------
    MANAGEMENT PROGRAMS:
      Vehicle depreciation                              --     494,699         37,780             --         532,479
                                                 ---------   ---------    -----------   ------------   -------------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                  (207,993)    592,498         23,569        (10,132)        397,942
                                                 ---------   ---------    -----------   ------------   -------------
    INVESTING ACTIVITIES
    Property and equipment additions                    --     (34,154)        (1,523)            --         (35,677)
    Retirements of property and equipment               --       1,353          2,795             --           4,148
    Payment for purchase of rental car
      franchise licensees                               --     (27,936)          (678)            --         (28,614)
    Investment in subsidiaries                      14,475     (24,607)            --         10,132              --
                                                 ---------   ---------    -----------   ------------   -------------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                      14,475     (85,344)           594         10,132         (60,143)
                                                 ---------   ---------    -----------   ------------   -------------
    MANAGEMENT PROGRAMS:
      Decrease in restricted cash                       --      (9,457)      (457,539)            --        (466,996)
      Increase (decrease) in due from (to)
        vehicle manufacturers                           --      (2,064)       215,567             --         213,503
      Investment in vehicles                            --     (65,704)    (4,203,212)            --      (4,268,916)
      Payments received on investment in
        vehicles                                        --    (444,946)     4,561,357             --       4,116,411
                                                 ---------   ---------    -----------   ------------   -------------
                                                        --    (522,171)       116,173             --        (405,998)
                                                 ---------   ---------    -----------   ------------   -------------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                    14,475    (607,515)       116,767         10,132        (466,141)
                                                 ---------   ---------    -----------   ------------   -------------
    FINANCING ACTIVITIES
    Net decrease in non-vehicle debt              (318,186)         --             --             --        (318,186)
    Increase (decrease) in due to Cendant
      Corporation and affiliates, net              511,045      (2,196)        (5,763)            --         503,086
    Payments for debt issuance costs                    --      (5,043)            --             --          (5,043)
                                                 ---------   ---------    -----------   ------------   -------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                     192,859      (7,239)        (5,763)            --         179,857
                                                 ---------   ---------    -----------   ------------   -------------
    MANAGEMENT PROGRAMS:
      Net increase (decrease) in vehicle debt          536      (9,279)      (154,865)            --        (163,608)
                                                 ---------   ---------    -----------   ------------   -------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                   193,395     (16,518)      (160,628)            --          16,249
                                                 ---------   ---------    -----------   ------------   -------------
    Effect of changes in exchange rates on cash
      and cash equivalents                              --          --           (844)            --            (844)
                                                 ---------   ---------    -----------   ------------   -------------
    Net decrease in cash and cash equivalents         (123)    (31,535)       (21,136)            --         (52,794)
    Cash and cash equivalents, beginning of
      period                                           141      36,745         29,219             --          66,105
                                                 ---------   ---------    -----------   ------------   -------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD     $      18   $   5,210    $     8,083   $         --   $      13,311
                                                 =========   =========    ===========   ============   =============

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            (PREDECESSOR COMPANIES)
                   FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001

                                                                               NON-                        AVIS GROUP
                                                             GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                ---------   ------------   ------------   ------------   --------------
    OPERATING ACTIVITIES
    Net income (loss)                           $ (29,119)  $   (25,645)   $     9,950    $     15,695   $     (29,119)
    Adjustments to arrive at income (loss)
      from continuing operations                       --         9,029         (6,364)             --           2,665
                                                ---------   -----------    -----------    ------------   -------------
    Income (loss) from continuing operations      (29,119)      (16,616)         3,586          15,695         (26,454)
    Adjustments to reconcile income (loss)
      from continuing operations to net cash
      provided by (used in) operating
      activities exclusive of management
      programs                                        425        75,609       (119,640)             --         (43,606)
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                    (28,694)       58,993       (116,054)         15,695         (70,060)
                                                ---------   -----------    -----------    ------------   -------------
    MANAGEMENT PROGRAMS:
      Vehicle depreciation                             --        97,909          8,019              --         105,928
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                  (28,694)      156,902       (108,035)         15,695          35,868
                                                ---------   -----------    -----------    ------------   -------------
    INVESTING ACTIVITIES
    Property and equipment additions                   --        (2,948)          (330)             --          (3,278)
    Retirements of property and equipment              --          (400)            20              --            (380)
    Investment in subsidiaries                     25,645        (9,950)            --         (15,695)             --
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                     25,645       (13,298)          (310)        (15,695)         (3,658)
                                                ---------   -----------    -----------    ------------   -------------
    MANAGEMENT PROGRAMS:
      Increase in restricted cash                      --            --         10,978              --          10,978
      Increase in due from vehicle
        manufacturers                                  --            --         16,368              --          16,368
      Investment in vehicles                           --        (1,843)      (941,259)             --        (943,102)
      Payments received on investment in
        vehicles                                       --       (82,138)       895,598              --         813,460
                                                ---------   -----------    -----------    ------------   -------------
                                                       --       (83,981)       (18,315)             --        (102,296)
                                                ---------   -----------    -----------    ------------   -------------
      NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                 25,645       (97,279)       (18,625)        (15,695)       (105,954)
                                                ---------   -----------    -----------    ------------   -------------
    FINANCING ACTIVITIES
    Net decrease in non-vehicle debt                   --           (77)            --              --             (77)
    Payments for debt issuance costs                   --           (12)            --              --             (12)
    Repurchases of common stock                       140            --             --              --             140
    Increase (decrease) in due to Cendant
      Corporation and affiliates, net             (89,023)       43,123             82              --         (45,818)
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                    (88,883)       43,034             82              --         (45,767)
                                                ---------   -----------    -----------    ------------   -------------
    MANAGEMENT PROGRAMS:
      Net increase (decrease) in vehicle debt      92,000            (2)         9,209              --         101,207
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES       3,117        43,032          9,291              --          55,440
                                                ---------   -----------    -----------    ------------   -------------
    Effect of changes in net assets of
      discontinued operations                          --      (131,512)       131,906              --             394
    Effect of changes in exchange rates on
      cash and cash equivalents                        --            --            (11)             --             (11)
                                                ---------   -----------    -----------    ------------   -------------
    Net increase (decrease) in cash and cash
      equivalents                                      68       (28,857)        14,526              --         (14,263)
    Cash and cash equivalents, beginning of
      period                                           73        65,602         14,693              --          80,368
                                                ---------   -----------    -----------    ------------   -------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD    $     141   $    36,745    $    29,219              --   $      66,105
                                                =========   ===========    ===========    ============   =============

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            (PREDECESSOR COMPANIES)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                               NON-                        AVIS GROUP
                                                             GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                ---------   ------------   ------------   ------------   --------------
    OPERATING ACTIVITIES
    Net income                                  $ 120,676   $   140,455    $   116,164    $   (256,619)  $     120,676
    Adjustments to arrive at income from
      continuing operations                            --        34,459        (98,771)             --         (64,312)
                                                ---------   -----------    -----------    ------------   -------------
    Income from continuing operations             120,676       174,914         17,393        (256,619)         56,364
    Adjustments to reconcile income from
      continuing operations to net cash
      provided by (used in) operating
      activities exclusive of management
      programs                                    (58,264)        6,966        123,552              --          72,254
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES
      EXCLUSIVE OF MANAGEMENT PROGRAMS             62,412       181,880        140,945        (256,619)        128,618
                                                ---------   -----------    -----------    ------------   -------------
    MANAGEMENT PROGRAMS:
      Vehicle depreciation                             --       610,096         44,068              --         654,164
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      62,412       791,976        185,013        (256,619)        782,782
                                                ---------   -----------    -----------    ------------   -------------
    INVESTING ACTIVITIES
    Property and equipment additions                   --       (36,175)        (2,286)             --         (38,461)
    Retirements of property and equipment              --         5,580            219              --           5,799
    Payments for rental car franchise
      licensees                                        --           (30)            --              --             (30)
    Proceeds from the sale of PHH Europe          953,929            --             --              --         953,929
    Investment in subsidiaries                   (140,455)     (116,164)            --         256,619              --
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                    813,474      (146,789)        (2,067)        256,619         921,237
                                                ---------   -----------    -----------    ------------   -------------
    MANAGEMENT PROGRAMS:
      Decrease in restricted cash                      --            --        (29,954)             --         (29,954)
      Decrease in due from vehicle
        manufacturers                                  --       (11,419)       (95,729)             --        (107,148)
      Investment in vehicles                           --       (52,207)    (5,273,553)             --      (5,325,760)
      Payments received on investment in
        vehicles                                       --      (591,022)     4,787,600              --       4,196,578
                                                ---------   -----------    -----------    ------------   -------------
                                                       --      (654,648)      (611,636)             --      (1,266,284)
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                  813,474      (801,437)      (613,703)        256,619        (345,047)
                                                ---------   -----------    -----------    ------------   -------------
    FINANCING ACTIVITIES
    Net decrease in non-vehicle debt             (837,000)         (569)            --              --        (837,569)
    Payments for debt issuance costs                   --        (9,742)            --              --          (9,742)
    Purchase of treasury stock                      5,963            --             --              --           5,963
    Increase (decrease) in due to Cendant
      Corporation and affiliates, net             (44,830)      383,860       (166,314)             --         172,716
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT
      PROGRAMS                                   (875,867)      373,549       (166,314)             --        (668,632)
                                                ---------   -----------    -----------    ------------   -------------
    MANAGEMENT PROGRAMS:
      Net increase in vehicle debt                     --            --        432,558              --         432,558
                                                ---------   -----------    -----------    ------------   -------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                 (875,867)      373,549        266,244              --        (236,074)
                                                ---------   -----------    -----------    ------------   -------------
    Effect of changes in net assets of
      discontinued operations                          --      (322,951)       170,197              --        (152,754)
                                                ---------   -----------    -----------    ------------   -------------
    Effect of changes in exchange rates on
      cash and cash equivalents                        --            --           (441)             --            (441)
                                                ---------   -----------    -----------    ------------   -------------
    Net increase in cash and cash equivalents          19        41,137          7,310              --          48,466
    Cash and cash equivalents, beginning of
      period                                           54        24,798          7,050              --          31,902
                                                ---------   -----------    -----------    ------------   -------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD    $      73   $    65,935    $    14,360    $         --   $      80,368
                                                =========   ===========    ===========    ============   =============

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            (PREDECESSOR COMPANIES)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                         NON-                        AVIS GROUP
                                                                       GUARANTOR      GUARANTOR                    HOLDINGS, INC.
                                                          PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        -----------   ------------   ------------   ------------   --------------
    OPERATING ACTIVITIES
    Net income                                          $    92,585   $   107,071    $    75,841     $(182,912)     $    92,585
    Adjustments to arrive at income from continuing
      operations                                                 --        13,389        (54,771)           --          (41,382)
                                                        -----------   -----------    -----------     ---------      -----------
    Income from continuing operations                        92,585       120,460         21,070      (182,912)          51,203
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
      exclusive of management programs                      (28,560)      184,833        (36,932)           --          119,341
                                                        -----------   -----------    -----------     ---------      -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT PROGRAMS            64,025       305,293        (15,862)     (182,912)         170,544
                                                        -----------   -----------    -----------     ---------      -----------
    MANAGEMENT PROGRAMS:
    Vehicle depreciation                                         --       592,609         46,584            --          639,193
                                                        -----------   -----------    -----------     ---------      -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                64,025       897,902         30,722      (182,912)         809,737
                                                        -----------   -----------    -----------     ---------      -----------
    INVESTING ACTIVITIES
    Property and equipment additions                             --       (33,905)        (2,543)           --          (36,448)
    Retirements of property and equipment                        --         1,516            275            --            1,791
    Payments for rental car franchise licensees                  --       (44,934)          (258)           --          (45,192)
    Payment for purchase of PHH Holdings, net of cash
      acquired                                           (1,325,781)           --             --            --       (1,325,781)
    Investment in subsidiaries                             (107,071)      (75,841)            --       182,912               --
                                                        -----------   -----------    -----------     ---------      -----------
    NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF
      MANAGEMENT PROGRAMS                                (1,432,852)     (153,164)        (2,526)      182,912       (1,405,630)
                                                        -----------   -----------    -----------     ---------      -----------
    MANAGEMENT PROGRAMS:
      Decrease in restricted cash                                --            --         (2,708)           --           (2,708)
      Decrease in due from vehicle manufacturers                 --           520        (12,011)           --          (11,491)
      Investment in vehicles                                     --        72,053     (4,850,203)           --       (4,778,150)
      Payments received on investment in vehicles                --      (571,905)     4,595,132            --        4,023,227
                                                        -----------   -----------    -----------     ---------      -----------
                                                                 --      (499,332)      (269,790)           --         (769,122)
                                                        -----------   -----------    -----------     ---------      -----------
    NET CASH USED IN INVESTING ACTIVITIES                (1,432,852)     (652,496)      (272,316)      182,912       (2,174,752)
                                                        -----------   -----------    -----------     ---------      -----------
    FINANCING ACTIVITIES
    Net increase in non-vehicle debt                      1,562,000         4,284             --            --        1,566,284
    Payments for debt issuance costs                             --        (2,290)            --            --           (2,290)
    Purchase of treasury stock                              (53,868)           --             --            --          (53,868)
    Increase (decrease) in due to Cendant Corporation
      and affiliates, net                                  (139,262)      206,021       (308,976)           --         (242,217)
                                                        -----------   -----------    -----------     ---------      -----------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES EXCLUSIVE OF MANAGEMENT PROGRAMS         1,368,870       208,015       (308,976)           --        1,267,909
                                                        -----------   -----------    -----------     ---------      -----------
    MANAGEMENT PROGRAMS:
    Net increase (decrease) in vehicle debt                      --       (72,534)       372,033            --          299,499
                                                        -----------   -----------    -----------     ---------      -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES             1,368,870       135,481         63,057            --        1,567,408
                                                        -----------   -----------    -----------     ---------      -----------
    Effect of changes in net assets of discontinued
      operations                                                 --      (365,866)       163,581            --         (202,285)
    Effect of changes in exchange rates on cash and
      cash equivalents                                           --            --          2,043            --            2,043
                                                        -----------   -----------    -----------     ---------      -----------
    Net increase (decrease) in cash and cash
      equivalents                                                43        15,021        (12,913)           --            2,151
    Cash and cash equivalents, beginning of period               11         9,776         19,964            --           29,751
                                                        -----------   -----------    -----------     ---------      -----------
    CASH AND CASH EQUIVALENTS, END OF PERIOD            $        54   $    24,797    $     7,051            --      $    31,902
                                                        ===========   ===========    ===========     =========      ===========

                                    * * * *

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         3.1            Certificate of Incorporation of Avis Rent A Car, Inc.
                        (Incorporated by reference to the Company's Registration
                        Statement on Form S-1, Registration No. 333-46737, dated
                        February 23, 1998).

         3.2 By-Laws of Avis Group Holdings, Inc. (Incorporated by reference to the Company's Registration Statement on Form
                        S-1, Registration No. 333-46737, dated February 23, 1998).

         4.1            Series 1997-2 Supplement, dated as of July 30, 1997 between
                        AESOP Funding II L.L.C. and The Bank of New York, as
                        Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York (Incorporated by reference to the Company's
                        Registration Statement on Form S-1, Registration
                        No. 333-28609, dated June 6, 1997).

         4.2            Amendment No. 1, dated as of November 19, 1999, to the
                        Series 1997-2 Supplement, between AESOP Funding II L.L.C.
                        and The Bank of New York, as Trustee, to the Amended and
                        Restated Base Indenture, dated as of July 30, 1997, between
                        AESOP Funding II and the Bank of New York as trustee (Filed herewith).

         4.3            Amendment No. 2, dated as of June 21, 2001, to the Series
                        1997-2 Supplement, between AESOP Funding II L.L.C. and the
                        Bank of New York, as Trustee, to the Amended and Restated
                        Base Indenture, dated as of July 30, 1997, between AESOP
                        Funding II and the Bank of New York, as trustee (Filed herewith).

         4.4            Loan Agreement, dated as of July 30, 1997, between AESOP
                        Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender (Incorporated by reference to the Company's
                        Registration Statement on Form S-1, Registration
                        No. 333-28609, dated June 6, 1997).

         4.5            Loan Agreement, dated as of July 30, 1997, between AESOP
                        Leasing Corp II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II
                        L.L.C., as lender (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration
                        No. 333-28609, dated June 6, 1997).

         4.6            Master Motor Vehicle Finance Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing L.P., as lessor,
                        Avis Rent A Car System, Inc., as lessee, individually and as the administrator and Avis Rent A Car, Inc., as guarantor
                        (Incorporated by reference to the Company's Registration
                        Statement on Form S-1, Registration No. 333-28609, dated
                        June 6, 1997).

         4.7            Master Motor Vehicle Operating Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing Corp. II, as
                        lessor, Avis Rent A Car System, Inc., individually and as
                        the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor
                        (Incorporated by reference to the Company's Registration
                        Statement on Form S-1, Registration No. 333-28609, dated
                        June 6, 1997).

         4.8            Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July
                        30, 1997, between AESOP Funding II L.L.C., as issuer, and
                        The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

         4.9            Amendment No. 1, dated as of July 31, 1998, to Loan
                        Agreement, dated as of July 30, 1997, between AESOP Leasing
                        L.P., as borrower, and AESOP Funding II L.L.C., as lender.
                        (Incorporated by reference to the Company's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1998).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         4.10           Amendment No. 1, dated as of July 31, 1998, to Master Motor
                        Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car
                        Systems, Inc., as lessee individually and as administrator, and Avis Rent A Car, Inc., as guarantor (Incorporated by
                        reference to the Company's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1998).

         4.11 Master Exchange Agreement, dated as of September 15, 1998, between AESOP Leasing L.P. and Bank One Texas, National
                        Association (Filed herewith).

         4.12           Intercreditor Agreement, dated as of September 15, 1998, by and among AESOP Funding II L.L.C., AESOP Leasing L.P., and
                        Avis Rent A Car System, Inc., as administrator, The Bank of
                        New York, as Trustee, Bank One, Texas, National Association,
                        as intermediary and Credit Lyonnais New York Branch, as
                        lender agent (Filed herewith).

         4.13           Amended and Restated Administration Agreement, dated as of
                        September 15, 1998, among AESOP Funding II L.L.C., AESOP
                        Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car
                        System, Inc., as administrator and The Bank of New York, as
                        Trustee (Filed herewith).

         4.14           Receivables Financing Agreement, dated as of September 15,
                        1998, among Bank One, Texas, National Association, as intermediary, Atlantic Asset Securitization Corp., Lyon
                        Short Term Funding Corp., Credit Lyonnais New York Branch, as lender, as agent for the lenders, Atlantic and Lyon and the lenders' party to the Receivables Financing Agreement from time to time (Filed herewith).

         4.15           Amended and Restated Loan Agreement, dated as of September
                        15, 1998, among AESOP Leasing L.P., as borrower, PV Holding
                        Corp., as a permitted nominee of the borrower, Quartz Fleet
                        Management, Inc., as a permitted nominee of the borrower,
                        and AESOP Funding II L.L.C., as issuer (Incorporated by
                        reference to the Company's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1998).

         4.16           Amended and Restated Master Motor Vehicle Operating Lease
                        Agreement, dated as of September 15, 1998, among AESOP
                        Leasing L.P., as lessor, Avis Rent Car System, Inc.,
                        individually and as administrator, certain Eligible Rental
                        Car Companies, as lessees, and Avis Rent A Car, Inc., as
                        guarantor (Incorporated by reference to the Company's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1998).

         4.17           Supplemental Indenture No. 2, dated as of September 15,
                        1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

         4.18           Indenture, dated as of June 30, 1999, among the Company, the subsidiary guarantors and The Bank of New York, as Trustee
                        (Incorporated by reference to the Company's Registration
                        Statement on Form S-4, Registration No. 333-86269, dated
                        August 31, 1999).

         4.19           Exchange and Registration Rights Agreement, dated as of June
                        30, 1999, among the Company, the subsidiary guarantors, the initial purchasers and The Bank of New York, as Trustee
                        (Incorporated by reference to the Company's Registration
                        Statement on Form S-4, Registration No. 333-86269, dated
                        August 31, 1999).

         4.20           Supplemental Indenture dated as of April 2, 2001 by and
                        among Avis Group Holdings, Inc., the subsidiary guarantors and The Bank of New York, as Trustee (Incorporated by
                        reference to the Company's Current Report on Form 8-K, dated
                        April 2, 2001).

         4.21           The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. as issuer and The Bank of New York, as trustee, to the Amended and
                        Restated Base Indenture, dated as of July 30, 1997, between
                        AESOP Funding II and The Bank of New York, as Trustee (Filed
                        herewith).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         4.22           The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York, as trustee (Filed
                        herewith).

         4.23           The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent
                        (Filed herewith).

         4.24           The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer
                        and The Bank of New York, as trustee and Series 2000-2
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent
                        (Filed herewith).

         4.25           The Amended and Restated Series 2000-3 Supplement, dated as of June 2001, between AESOP Funding II L.L.C. as issuer, and
                        The Bank of New York, as trustee and Series 2000-3 agent,
                        to the Amended and Restated Base Indenture, dated as of
                        July 30, 1997, between AESOP Funding II L.L.C. as issuer and
                        The Bank of New York as trustee and Series 2000-1 agent
                        (Filed herewith).

         4.26           The Amended and Restated Series 2000-4 Supplement, dated as of June 2001, between AESOP Funding II L.L.C. as issuer and
                        The Bank of New York, as trustee and Series 2000-4 agent,
                        to the Amended and Restated Base Indenture, dated as of
                        July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York as trustee and Series 2000-1 agent
                        (Filed herewith).

         4.27           The Amended and Restated Series 2001-1 Supplement dated as of June 2001, between AESOP Funding II L.L.C. as issuer, and
                        The Bank of New York, as trustee and Series 2001-1 agent,
                        to the Amended and Restated Base Indenture, dated as of
                        July 30, 1997, between ASOP Funding II L.L.C. as issuer, and
                        The Bank of New York as trustee and Series 2000-1 agent
                        (Filed herewith).

         4.28           The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C. as issuer,
                        and The Bank of New York, as trustee and Series 2001-2
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York as trustee and Series
                        2000-1 agent (Filed herewith).

        10.1            Agreement and Plan of Merger dated November 11, 2000 by and among Cendant Corporation, PHH Corporation, Avis Acquisition
                        Corp., and Avis Group Holdings, Inc. (Incorporated by
                        reference to the Company's Current Report on Form 8-K dated
                        November 14, 2000).

        10.2            Establishment of Arval/PHH Holdings, a joint venture company in the United Kingdom, by Avis Group Holdings, Inc. and BNP
                        Paribas (Incorporated by reference to the Company's Current
                        Report on Form 8-K dated August 24, 2000).

        12.             Ratio of Earnings to Fixed Charges

        21.             Subsidiaries of Registrant (Omitted pursuant to General
                        Instruction I (2) of Form 10-K)

        99.1            Combined Financial Statements as of December 31, 1998 and
                        1997 and for the years ended December 31, 1998, 1997 and 1996 and Unaudited Condensed Combined Financial Statements as of March 31, 1999 and for the three months ended March
                        31, 1999 and 1998 of PHH Vehicle Management Services
                        (Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1999).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        99.2            Unaudited Pro Forma Consolidated Financial Data
                        (Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1999).

        99.3            Press Release of the Company, dated June 30, 1999
                        (Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1999).

        99.4            Avis Group Holdings, Inc. Unaudited Pro Forma Consolidating
                        Statement of Operations for the six months ended June 30,
                        2000 and for the year ended December 31, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K
                        dated August 24, 2000).