Form 10-Q
period 2002-03-31
AVIS GROUP HOLDINGS INC
filed 2002-05-10
CIK 1040445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         COMMISSION FILE NUMBER: 1-13315

                                   -----------

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

                                      NONE

                                  -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock was 5,537shares as of April 30, 2002.

Avis Group Holdings, Inc. meets the conditions set forth in General Instructions H (1) (a) and (b) to Form 10-Q and is therefore filing this form with the reduced disclosure format.



================================================================================

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I   Financial Information

Item 1.  Financial Statements

         Independent Accountants' Report                                      1

         Consolidated Condensed Statements of Operations for the three months ended March 31, 2002, the period March 1, 2001 (Date of Acquisition) to March 31, 2001 and the two months ended
            February 28, 2001                                                 2

         Consolidated Condensed Balance Sheets as of March 31, 2002 and
            December 31, 2001                                                 3

         Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002, the period March 1, 2001 (Date of Acquisition) to March 31, 2001 and the two months ended
            February 28, 2001                                                 4

         Notes to the Consolidated Condensed Financial Statements             6


Item 2.  Management's Narrative Analysis of the Results of Operations        17


Item 3.  Quantitative and Qualitative Disclosure about Market Risks          19


PART II  Other Information

Item 6.  Exhibits and Report on Form 8-K                                     20

         Signatures                                                          21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Avis Group Holdings, Inc.
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of Avis Group Holdings, Inc. and subsidiaries (successor to Avis Rent A Car System, Inc. and subsidiaries, Avis Fleet Leasing and Management Corp., and subsidiaries and Reserve Claims Management Co., collectively the "Predecessor Companies") (collectively referred to as the "Company") as of March 31, 2002, and the related consolidated condensed statements of operations and cash flows for the three-month period ended March 31, 2002, the period March 1, 2001 (Date of Acquisition) to March 31, 2001, and as to the Predecessor Companies the period January 1, 2001 to February 28, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, common stockholders' equity, and cash flows for the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and as to the Predecessor Companies, the consolidated related statements of operations, common stockholders' equity and cash flows for the period January 1, 2001 to February 28, 2001 (not presented herein); and in our report dated January 23, 2002, we expressed an unqualified opinion (and included an explanatory paragraph relating to a change in accounting for derivative instruments and hedging activities) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

May 7, 2002
New York, New York

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                                      PREDECESSOR
                                                                                                       COMPANIES
                                                                                 MARCH 1, 2001      -----------------
                                                              THREE MONTHS   (DATE OF ACQUISITION)      TWO MONTHS
                                                                 ENDED                 TO                 ENDED
                                                             MARCH 31, 2002      MARCH 31, 2001     FEBRUARY 28, 2001
                                                             --------------  ---------------------  -----------------
REVENUES                                                        $ 564,603          $ 217,996             $ 385,821
                                                                ---------          ---------             ---------
EXPENSES
   Operating, net                                                 223,567             78,672               173,830
   Vehicle depreciation and lease charges, net                    162,691             55,095               111,966
   Selling, general and administrative                            114,931             37,575                83,229
   Vehicle interest, net                                           50,647             20,547                43,625
   Non-vehicle interest, net                                       10,795              5,086                 9,167
   Non-vehicle depreciation and amortization                        6,125              4,427                 6,241
                                                                ---------          ---------             ---------
Total expenses                                                    568,756            201,402               428,058
                                                                ---------          ---------             ---------
INCOME (LOSS) BEFORE INCOME TAX                                    (4,153)            16,594               (42,237)
Provision (benefit) for income taxes                               (1,744)             7,899               (15,783)
                                                                ---------          ---------             ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                           (2,409)             8,695               (26,454)
Income from discontinued operations, net of tax                        --                 --                 4,947
                                                                ---------          ---------             ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (2,409)             8,695               (21,507)
Cumulative effect of accounting change, net of tax                     --                 --                (7,612)
                                                                ---------          ---------             ---------
NET INCOME (LOSS)                                               $  (2,409)         $   8,695             $ (29,119)
                                                                =========          =========             =========











            See Notes to Consolidated Condensed Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2002           2001
                                                                                 -----------    ------------
ASSETS
   Cash and cash equivalents                                                     $    14,500    $    13,311
   Receivables, net                                                                  158,365        168,372
   Prepaid expenses                                                                   39,606         42,543
   Deferred income taxes                                                             555,369        548,087
   Property and equipment, net                                                       208,111        203,232
   Goodwill, net                                                                   1,263,496      1,271,192
   Other assets                                                                      145,041        146,608
                                                                                 -----------    -----------
Total assets exclusive of assets under management programs                         2,384,488      2,393,345
                                                                                 -----------    -----------

Assets under management programs:
   Restricted cash                                                                   275,898        581,187
   Vehicles, net                                                                   3,628,153      3,470,937
   Due from vehicle manufacturers                                                     61,125         92,614
                                                                                 -----------    -----------
                                                                                   3,965,176      4,144,738
                                                                                 -----------    -----------
TOTAL ASSETS                                                                     $ 6,349,664    $ 6,538,083
                                                                                 ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable                                                                  164,120        363,891
   Accrued liabilities                                                               477,575        434,665
   Due to Cendant Corporation and affiliates, net                                    499,859        514,433
   Non-vehicle debt                                                                  582,058        588,259
   Public liability, property damage and other insurance liabilities                 214,143        228,503
                                                                                 -----------    -----------
Total liabilities exclusive of liabilities under management programs               1,937,755      2,129,751
                                                                                 -----------    -----------

Liabilities under management programs:
   Vehicle debt                                                                    3,766,596      3,771,341
   Deferred income taxes                                                             315,595        315,905
                                                                                 -----------    -----------
                                                                                   4,082,191      4,087,246
                                                                                 -----------    -----------
Commitments and contingencies (Note 5)

Stockholder's equity:
   Common stock, $.01 par value--authorized 10,000 shares; issued 5,537 shares            --             --
   Additional paid-in-capital                                                        168,832        168,832
   Retained earnings                                                                 186,897        189,306
   Accumulated other comprehensive loss                                              (26,011)       (37,052)
                                                                                 -----------    -----------
Total stockholder's equity                                                           329,718        321,086
                                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $ 6,349,664    $ 6,538,083
                                                                                 ===========    ===========









            See Notes to Consolidated Condensed Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                                   PREDECESSOR
                                                                                                                    COMPANIES
                                                                                                              ---------------------
                                                                      THREE MONTHS           MARCH 1, 2001         TWO MONTHS
                                                                          ENDED         (DATE OF ACQUISITION)        ENDED
                                                                     MARCH 31, 2002        TO MARCH 31, 2001    FEBRUARY 28, 2001
                                                                   --------------------  -------------------  ---------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $           (2,409)   $          8,695     $           (29,119)
Adjustments to arrive at income (loss) from continuing operations                   -                   -                   2,665
                                                                   --------------------  -------------------  ---------------------
Income (loss) from continuing operations                                       (2,409)              8,695                 (26,454)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
    Non-vehicle depreciation and amortization                                   6,125               4,427                   6,241
    Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
      Receivables                                                              (5,541)            (13,478)                 10,108
      Accounts payable                                                         (2,453)             16,237                 (30,518)
      Accrued liabilities                                                      23,568                 818                   1,486
      Other, net                                                              (17,397)              8,782                 (30,923)
                                                                   --------------------  -------------------  ---------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT PROGRAMS                                                          1,893              25,481                 (70,060)
                                                                   --------------------  -------------------  ---------------------

MANAGEMENT PROGRAMS:
   Vehicle depreciation                                                       154,750              51,436                 105,928
                                                                   --------------------  -------------------  ---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     156,643              76,917                  35,868
                                                                   --------------------  -------------------  ---------------------

INVESTING ACTIVITIES
Property and equipment additions                                              (10,698)             (5,324)                 (3,278)
Retirements of property and equipment                                               -                 315                    (380)
Payment for purchase of rental car franchise licensees                         (2,835)                  -                       -
                                                                   --------------------  -------------------  ---------------------
NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                                                   (13,533)             (5,009)                 (3,658)
                                                                   --------------------  -------------------  ---------------------
MANAGEMENT PROGRAMS:
   (Increase) decrease in restricted cash                                     305,289             (33,868)                 10,978
   Decrease in due from vehicle manufacturers                                  31,179             147,412                  16,368
   Investment in vehicles                                                  (1,190,832)           (490,138)               (943,102)
   Payments received on investment in vehicles                                706,215             353,216                 813,460
                                                                   --------------------  -------------------  ---------------------
                                                                             (148,149)            (23,378)               (102,296)
                                                                   --------------------  -------------------  ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (161,682)            (28,387)               (105,954)
                                                                   --------------------  -------------------  ---------------------

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                                                            PREDECESSOR
                                                                                                             COMPANIES
                                                                                                       ----------------------
                                                                 THREE MONTHS       MARCH 1, 2001           TWO MONTHS
                                                                    ENDED       (DATE OF ACQUISITION)          ENDED
                                                                MARCH 31, 2002    TO MARCH 31, 2001      FEBRUARY 28, 2001
                                                                --------------  ---------------------  ----------------------
FINANCING ACTIVITIES
Proceeds from borrowings                                                    -                45,000                      -
Principal payments on borrowings                                         (125)              (62,039)                   (77)
Increase (decrease) in due to Cendant Corporation and
   affiliates, net                                                    (13,897)               97,216                (45,818)
Payments for debt issuance costs                                         (115)               (3,621)                   (12)
Issuances of common stock                                                   -                     -                    140
                                                                ----------------  -------------------  ----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES EXCLUSIVE
   OF MANAGEMENT PROGRAMS                                             (14,137)               76,556                (45,767)
                                                                ----------------  -------------------  ----------------------

MANAGEMENT PROGRAMS:
   Proceeds from borrowings                                            49,703               812,162                132,294
   Principal payments on borrowings                                   (29,456)             (938,650)               (31,087)
                                                                ----------------  -------------------  ----------------------
                                                                       20,247              (126,488)               101,207
                                                                ----------------  -------------------  ----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     6,110               (49,932)                55,440
                                                                ----------------  -------------------  ----------------------

Effect of changes in net assets of discontinued operations                  -                     -                    394
Effect of changes in exchange rates on cash and cash
   equivalents                                                            118                  (923)                   (11)
                                                                ----------------  -------------------  ----------------------
Net increase (decrease) in cash and cash equivalents                    1,189                (2,325)               (14,263)
Cash and cash equivalents, beginning of period                         13,311                66,105                 80,368
                                                                ----------------  -------------------  ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      14,500     $          63,780    $            66,105
                                                                ================  ===================  ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest payments                                               $      50,151     $          18,301    $            44,315
Income tax payments, net                                        $         420     $           1,313    $             1,962







            See Notes to Consolidated Condensed Financial Statements.

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN THOUSANDS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Group Holdings, Inc. and its subsidiaries (collectively, "the Company").

         In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K dated March 29, 2002.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

         Avis Group Holdings, Inc. is a holding company that operates, through a wholly-owned subsidiary, Avis Rent A Car System, Inc., the second largest general use car rental brand in the world. On March 1, 2001, all the Company's common stock not then owned by Cendant Corporation ("Cendant") was acquired by a subsidiary of PHH Corporation ("PHH"), a wholly-owned subsidiary of Cendant, for approximately $994 million with the Company emerging as the surviving legal entity. The Company assumed intercompany indebtedness of $937 million through the acquisition. Simultaneous with the acquisition, the Company's fleet management and fuel card businesses were sold to PHH. The Company received proceeds of $800 million from the sale of these businesses, which were used by the Company to repay a portion of the intercompany indebtedness it assumed in connection with the acquisition. Simultaneous with the acquisition, the Company became a Cendant subsidiary not within the PHH ownership structure. Accordingly, the Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2002, for the month ended March 31, 2001, and as of December 31, 2001 include the financial statements of Avis Group Holdings, Inc. and its subsidiaries. The Consolidated Condensed Financial Statements for the two months ended February 28, 2001 include the financial statements of the Company and its former fleet management and fuel card businesses, which are presented as a discontinued operation (the "Predecessor Companies").

         The acquisition was accounted for using the purchase method of accounting; accordingly, the Company's assets and liabilities were adjusted to their estimated fair values as of March 1, 2001. The purchase price has been allocated among the Predecessor Companies based upon their estimated fair values as of March 1, 2001. The excess of the purchase price over the estimated fair value of the Company's assets and liabilities was allocated to goodwill and was being amortized over 40 years on a straight-line basis until the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", as discussed below. The final allocation of the purchase price is summarized as follows:


                                                                                                   AMOUNT
                                                                                                 -----------
         Cash consideration                                                                      $  937,554
         Fair value of converted options                                                             17,000
         Transaction costs and expenses                                                              40,000
                                                                                                 -----------
         Total purchase price                                                                       994,554
         Book value of Cendant's existing net investment in Avis Group                              408,779
                                                                                                 -----------
         Cendant's basis in Predecessor Companies.                                                1,403,333
         Portion of basis attributable to fleet management and fuel card businesses                (987,822)
                                                                                                 -----------
         Cendant's basis in the Successor Company                                                   415,511
         Intercompany loan assumed by Successor Company                                            (137,554)
                                                                                                 -----------
         Cendant's adjusted basis in Successor Company                                              277,957
         Fair value of liabilities assumed in excess of assets acquired of Successor Company        986,830
                                                                                                 -----------
         Goodwill                                                                                $1,264,787
                                                                                                 ==========

         Pursuant to certain covenant requirements in an indenture under which the Company issued debt, the Company continues to operate and maintain its status as a separate public reporting entity.

         Assets used by the Company to generate revenue are classified as assets under management programs. Funding for such assets is primarily provided by secured financing arrangements, which are classified as debt under management programs. Revenues generated from these assets are used, in part, to repay the interest and principal associated with the debt. Cash inflows and outflows relating to the generation and acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS. During first quarter 2001, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. On January 1, 2002, the Company adopted SFAS No. 142 in its entirety. Pursuant to such adoption, the Company did not amortize any goodwill or indefinite-lived intangible assets during first quarter 2002. The Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

         The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during the first quarter 2002.

2.       RELATED PARTY TRANSACTIONS

         Expenses of the Company include the following items charged by Cendant and affiliates. These charges include allocations from Cendant for services provided to the Company, which consist of:


                                                                                           PREDECESSOR
                                                                                            COMPANIES
                                                                     MARCH 1, 2001     ------------------
                                                   THREE MONTHS  (DATE OF ACQUISITION)     TWO MONTHS
                                                       ENDED               TO                 ENDED
                                                  MARCH 31, 2002     MARCH 31, 2001     FEBRUARY 28, 2001
                                                  --------------  -------------------   -----------------
  Royalties                                       $      24,276    $          9,200       $      16,205
  Reservations                                           12,682               5,155               8,496
  Data processing                                         8,265               4,484              11,395
  Rent and other                                         13,779                 672               1,456
  Interest                                                3,399                   -                   -
                                                  --------------   -----------------      --------------
  Total                                           $      62,401    $         19,511       $      37,552
                                                  ==============   =================      ==============

         On the Consolidated Condensed Statements of Operations, the royalty and reservation charges are included within selling, general and administration expenses, the rent and data processing expenses are included within operating expenses and interest expenses are included within non-vehicle interest, net. These charges are determined in accordance with various intercompany agreements and include certain corporate overhead allocations, which are based upon factors, such as square footage, employee salaries and computer usage time.

3.       INTANGIBLE ASSETS

         Intangible assets consisted of:


                                                  MARCH 31, 2002          DECEMBER 31, 2001
                                            ------------------------  ------------------------
                                              GROSS                     GROSS
                                             CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                              AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                            ----------  ------------  ----------  ------------
AMORTIZED INTANGIBLE ASSETS
  Customer lists                            $   18,952    $  1,040    $   18,952    $    800
                                            ==========    ========    ==========    ========

UNAMORTIZED INTANGIBLE ASSETS
  Goodwill                                  $1,263,496                $1,297,774    $ 26,582
                                            ==========                ==========    ========


         Amortization expense relating to intangible assets was $240,000 and $80,000 for the first quarter 2002 and the period March 1, 2001 (Date of Acquisition) to March 31, 2001, respectively. Amortization expense relating to goodwill was approximately $2.8 million and $2.0 million for the period March 1, 2001 (Date of Acquisition) to March 31, 2001 and for the two months ended February 28, 2001, respectively. The Company expects amortization expense on intangible assets for the remainder of 2002 to approximate $720,000 and $1 million for each of the succeeding five years. Intangible assets are included as a component of other assets on the balance sheet.

         The changes in the carrying amount of goodwill for the first quarter 2002 are as follows:



          Balance as of January 1, 2002                           $1,271,192
          Goodwill acquired during 2002                                1,584
          Other                                                       (9,280)
                                                                  ----------
          Balance as of March 31, 2002                            $1,263,496
                                                                  ==========


         Had the Company applied the non-amortization provisions of SFAS No. 142 for the period March 1, 2001 (Date of Acquisition) to March 31, 2001 and the two months ended February 28, 2001, net income (loss) would have been as follows:

                                                                         PREDECESSOR
                                                        MARCH 1, 2001     COMPANIES
                                                          (DATE OF     -----------------
                                                        ACQUISITION)      TWO MONTHS
                                                             TO             ENDED
                                                       MARCH 31, 2001  FEBRUARY 28, 2001
                                                       --------------  -----------------
          Reported net income (loss)                       $    8,695    $  (29,119)
          Add back: Goodwill amortization                       2,814         1,903
                                                           ----------    ----------
          Pro forma net income (loss)                      $   11,509    $  (27,216)
                                                           ==========    ==========

4.       VEHICLE DEBT

         As of March 31, 2002, the Company's asset backed funding arrangements under the AESOP Funding program provided for the issuance of up to $4.45 billion of debt. Amounts outstanding under the AESOP Funding program approximated $3.6 billion. As of March 31, 2002, the Company had an additional $850 million of availability under the AESOP Funding program. In addition, the Company has other outstanding vehicle debt of approximately $167 million and availability of approximately $172 million under other funding arrangements as of March 31, 2002.

5.       COMMITMENTS AND CONTINGENCIES

         Parent Company Litigation

         Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, Cendant does not believe that the impact of such unresolved proceedings should result in a material liability to Cendant in relation to its consolidated financial position or liquidity.

         The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.       STOCKHOLDER'S EQUITY

         The components of comprehensive income (loss) are summarized as follows:


                                                                                                      PREDECESSOR
                                                                                                       COMPANIES
                                                                                MARCH 1, 2001      -----------------
                                                            THREE MONTHS    (DATE OF ACQUISITION)      TWO MONTHS
                                                               ENDED                 TO                  ENDED
                                                           MARCH 31, 2002      MARCH 31, 2001      FEBRUARY 28, 2001
                                                           ---------------  ---------------------  -----------------
        Net income (loss)                                    $    (2,409)       $         8,695       $   (29,119)
        Other comprehensive income (loss):
           Currency translation adjustment                           791                 (3,414)           (1,758)
           Unrealized gains (losses) on cash flow
               hedges, net of tax                                 11,586                 (1,371)              561
           Minimum pension liability adjustment                   (1,336)                     -                 -
           Cumulative effect from change in accounting
               policy for derivative instruments, net of
               tax                                                     -                      -             1,464
                                                             ------------       ---------------       ------------
        Total comprehensive income (loss)                    $     8,632        $         3,910       $   (28,852)
                                                             ============       ===============       ============

         The after-tax components of accumulated other comprehensive income
         (loss) for the three months ended March 31, 2002 are as follows:

                                                              UNREALIZED       MINIMUM     ACCUMULATED
                                                CURRENCY    GAINS (LOSSES)     PENSION       OTHER
                                               TRANSLATION  ON CASH FLOWS     LIABILITY   COMPREHENSIVE
                                               ADJUSTMENTS      HEDGES       ADJUSTMENT    GAIN (LOSS)
                                               -----------  --------------   -----------  --------------
        Balance, January 1, 2002               $   (2,469)   $   (34,583)     $      -      $(37,052)
        Current period change                         791         11,586        (1,336)       11,041
                                               -----------   ------------     ---------     ---------
        Balance, March 31, 2002                $   (1,678)   $   (22,997)     $ (1,336)     $(26,011)
                                               ===========   ============     =========     =========


7.       GUARANTOR AND NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL
         STATEMENTS

         The following consolidating condensed financial information presents the Consolidating Condensed Balance Sheets as of March 31, 2002 and December 31, 2001 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2002, the period March 1, 2001 (Date of Acquisition) to March 31, 2001, and as to the Predecessor Companies for the two months ended February 28, 2001 of (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                            NON-                        AVIS GROUP
                                                            GUARANTOR     GUARANTOR                   HOLDINGS, INC.
                                                  PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                 ---------  ------------  ------------  ------------  ----------------
REVENUES                                         $      --    $ 507,415     $  57,188     $      --      $ 564,603
                                                 ---------    ---------     ---------     ---------      ---------
EXPENSES
   Operating, net                                       --      195,292        28,275            --        223,567
   Vehicle depreciation and lease charges, net          --      145,565        17,126            --        162,691
   Selling, general and administrative                  --      107,594         7,337            --        114,931
   Vehicle interest, net                               459       49,980           208            --         50,647
   Non-vehicle interest, net                         7,657        3,138            --            --         10,795
   Non-vehicle depreciation and amortization           239        5,202           684            --          6,125
                                                 ---------    ---------     ---------     ---------      ---------
Total expenses                                       8,355      506,771        53,630            --        568,756
                                                 ---------    ---------     ---------     ---------      ---------
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF
   SUBSIDIARIES                                     (8,355)         644         3,558            --         (4,153)
Equity in earnings of subsidiaries                   1,571        2,064            --        (3,635)            --
                                                 ---------    ---------     ---------     ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                   (6,784)       2,708         3,558        (3,635)        (4,153)
Provision (benefit) for income taxes                (4,375)       1,137         1,494            --         (1,744)
                                                 ---------    ---------     ---------     ---------      ---------
NET INCOME (LOSS)                                $  (2,409)   $   1,571     $   2,064     $  (3,635)     $  (2,409)
                                                 =========    =========     =========     =========      =========


                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED STATEMENT OF
                OPERATIONS FOR THE PERIOD MARCH 1, 2001 (DATE OF
                         ACQUISITION) TO MARCH 31, 2001


                                                                            NON-                       AVIS GROUP
                                                            GUARANTOR     GUARANTOR                  HOLDINGS, INC.
                                                  PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                 --------  ------------  ------------  ------------  --------------
REVENUES                                         $     --    $197,435      $ 20,561      $     --       $217,996
                                                 --------    --------      --------      --------       --------
EXPENSES
   Operating, net                                      --      69,559         9,113            --         78,672
   Vehicle depreciation and lease charges, net         --      48,906         6,189            --         55,095
   Selling, general and administrative                 --      34,946         2,629            --         37,575
   Vehicle interest, net                            1,154      18,957           436            --         20,547
   Non-vehicle interest, net                        3,283       1,803            --            --          5,086
   Non-vehicle depreciation and amortization        1,828       2,368           231            --          4,427
                                                 --------    --------      --------      --------       --------
Total expenses                                      6,265     176,539        18,598            --        201,402
                                                 --------    --------      --------      --------       --------
INCOME (LOSS) BEFORE EQUITY IN EARNINGS
    OF SUBSIDIARIES                                (6,265)     20,896         1,963            --         16,594
Equity in earnings of subsidiaries                 11,488       1,029            --       (12,517)            --
                                                 --------    --------      --------      --------       --------
INCOME BEFORE INCOME TAXES                          5,223      21,925         1,963       (12,517)        16,594
Provision (benefit) for income taxes               (3,472)     10,437           934            --          7,899
                                                 --------    --------      --------      --------       --------
NET INCOME                                       $  8,695    $ 11,488      $  1,029      $(12,517)      $  8,695
                                                 ========    ========      ========      ========       ========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (PREDECESSOR COMPANIES)
                   FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001


                                                                                           NON-                      AVIS GROUP
                                                                        GUARANTOR        GUARANTOR                 HOLDINGS, INC.
                                                            PARENT     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                          ---------    ------------    ------------  ------------  --------------
        REVENUES                                          $      --     $ 344,496       $  41,325     $      --      $ 385,821
                                                          ---------     ---------       ---------     ---------      ---------
        EXPENSES
            Operating, net                                       --       154,490          19,340            --        173,830
            Vehicle depreciation and lease charges, net          --       102,490           9,476            --        111,966
            Selling, general and administrative                  --        77,866           5,363            --         83,229
            Vehicle interest, net                             2,306        40,375             944            --         43,625
            Non-vehicle interest, net                         9,167            --              --            --          9,167
            Non-vehicle depreciation and amortization            --         5,767             474            --          6,241
                                                          ---------     ---------       ---------     ---------      ---------
        Total expenses                                       11,473       380,988          35,597            --        428,058
                                                          ---------     ---------       ---------     ---------      ---------
        INCOME (LOSS) BEFORE EQUITY IN EARNINGS
            (LOSSES) OF SUBSIDIARIES                        (11,473)      (36,492)          5,728            --        (42,237)
        Equity in earnings (losses) of subsidiaries         (25,645)        9,950              --        15,695             --
                                                          ---------     ---------       ---------     ---------      ---------
        INCOME (LOSS) BEFORE INCOME TAXES                   (37,118)      (26,542)          5,728        15,695        (42,237)
        Provision (benefit) for income taxes                 (7,999)       (9,926)          2,142            --        (15,783)
                                                          ---------     ---------       ---------     ---------      ---------
        INCOME (LOSS) FROM CONTINUING OPERATIONS            (29,119)      (16,616)          3,586        15,695        (26,454)
        Income (loss) from discontinued operations,
            net of tax                                           --        (6,358)         11,305            --          4,947
                                                          ---------     ---------       ---------     ---------      ---------
        INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE                               (29,119)      (22,974)         14,891        15,695        (21,507)
        Cumulative effect of accounting change, net
            of tax                                               --        (2,671)         (4,941)           --         (7,612)
                                                          ---------     ---------       ---------     ---------      ---------
        NET INCOME (LOSS)                                 $ (29,119)    $ (25,645)      $   9,950     $  15,695      $ (29,119)
                                                          =========     =========       =========     =========      =========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 MARCH 31, 2002


                                                                                     NON-                       AVIS GROUP
                                                                   GUARANTOR      GUARANTOR                   HOLDINGS, INC.
                                                      PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------  --------------  -------------  ------------  ---------------
ASSETS
   Cash and cash equivalents                        $        10    $     4,228    $    10,262    $        --    $    14,500
   Receivables, net                                          --        129,964         28,401             --        158,365
   Prepaid expenses                                          --         32,417          7,189             --         39,606
   Due from affiliate                                  (347,045)       218,967        128,078             --             --
   Deferred income taxes                                216,944        338,737           (312)            --        555,369
   Property and equipment, net                               --        195,583         12,528             --        208,111
   Investment in consolidated subsidiaries              693,309        631,939             --     (1,325,248)            --
   Goodwill                                             815,959        444,563          2,974             --      1,263,496
   Other assets                                          15,780         36,704         92,557             --        145,041
                                                    -----------    -----------    -----------    -----------    -----------
Total assets exclusive of assets under management
         programs                                     1,394,957      2,033,102        281,677     (1,325,248)     2,384,488
                                                    -----------    -----------    -----------    -----------    -----------
Assets under management programs:
   Restricted cash                                           --            319        275,579             --        275,898
   Vehicles, net                                             --        (87,382)     3,715,535             --      3,628,153
   Due from vehicle manufacturers                            --          3,765         57,360             --         61,125
                                                    -----------    -----------    -----------    -----------    -----------
                                                             --        (83,298)     4,048,474             --      3,965,176
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS                                        $ 1,394,957    $ 1,949,804    $ 4,330,151    $(1,325,248)   $ 6,349,664
                                                    ===========    ===========    ===========    ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable                                 $   (15,114)   $   150,440    $    28,794    $        --    $   164,120
   Accrued liabilities                                  122,887        325,614         29,074             --        477,575
   Due to Cendant Corporation and affiliates, net       380,000        290,589       (170,730)            --        499,859
   Non-vehicle debt                                     577,466          4,592             --             --        582,058
   Public liability, property damage and other
      insurance liabilities                                  --        147,029         67,114             --        214,143
                                                    -----------    -----------    -----------    -----------    -----------
Total liabilities exclusive of liabilities under
      management programs                             1,065,239        918,264        (45,748)            --      1,937,755
                                                    -----------    -----------    -----------    -----------    -----------
Liabilities under management programs:
   Vehicle debt                                              --         60,521      3,706,075             --      3,766,596
   Deferred income taxes                                     --        277,710         37,885             --        315,595
                                                    -----------    -----------    -----------    -----------    -----------
                                                             --        338,231      3,743,960             --      4,082,191
                                                    -----------    -----------    -----------    -----------    -----------
Stockholder's equity                                    329,718        693,309        631,939     (1,325,248)       329,718
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 1,394,957    $ 1,949,804    $ 4,330,151    $(1,325,248)   $ 6,349,664
                                                    ===========    ===========    ===========    ===========    ===========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001


                                                                                   NON-                      AVIS GROUP
                                                                  GUARANTOR     GUARANTOR                  HOLDINGS, INC.
                                                      PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                    -----------  -------------  ------------  ------------  ---------------
ASSETS
   Cash and cash equivalents                        $        18   $     5,210    $     8,083   $        --    $    13,311
   Receivables, net                                          --       142,386         25,986            --        168,372
   Prepaid expenses                                          --        34,569          7,974            --         42,543
   Deferred income tax                                  221,741       326,332             14            --        548,087
   Property and equipment, net                               --       190,319         12,913            --        203,232
   Investment in consolidated subsidiaries              677,401       628,280             --    (1,305,681)            --
   Goodwill, net                                        825,234       443,000          2,958            --      1,271,192
   Other assets                                          16,020        34,791         95,797            --        146,608
                                                    -----------   -----------    -----------   -----------    -----------
Total assets exclusive of assets under management
       programs                                       1,740,414     1,804,887        153,725    (1,305,681)     2,393,345
                                                    -----------   -----------    -----------   -----------    -----------
Assets under management programs:
           Restricted cash                                   --         9,457        571,730            --        581,187
     Vehicles, net                                           --       (88,822)     3,559,759            --      3,470,937
     Due from vehicle manufacturers                          --         7,855         84,759            --         92,614
                                                    -----------   -----------    -----------   -----------    -----------
                                                             --       (71,510)     4,216,248            --      4,144,738
                                                    -----------   -----------    -----------   -----------    -----------
TOTAL ASSETS                                        $ 1,740,414   $ 1,733,377    $ 4,369,973   $(1,305,681)   $ 6,538,083
                                                    ===========   ===========    ===========   ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable                                 $        --   $   151,379    $   212,512   $        --    $   363,891
   Accrued liabilities                                  109,143       300,337         25,185            --        434,665
   Due to Cendant Corporation and affiliates, net       726,645        63,214       (275,426)           --        514,433
   Non-vehicle debt                                     583,540         4,719             --            --        588,259
   Public liability, property damage and other
   insurance liabilities                                     --       166,432         62,071            --        228,503
                                                    -----------   -----------    -----------   -----------    -----------
Total liabilities exclusive of liabilities under
        management programs                           1,419,328       686,081         24,342            --      2,129,751
                                                    -----------   -----------    -----------   -----------    -----------
Liabilities under management programs:
   Vehicle debt                                              --        86,004      3,685,337            --      3,771,341
   Deferred income taxes                                     --       283,891         32,014            --        315,905
                                                    -----------   -----------    -----------   -----------    -----------
                                                             --       369,895      3,717,351            --      4,087,246
                                                    -----------   -----------    -----------   -----------    -----------
Stockholder's equity                                    321,086       677,401        628,280    (1,305,681)       321,086
                                                    -----------   -----------    -----------   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 1,740,414   $ 1,733,377    $ 4,369,973   $(1,305,681)   $ 6,538,083
                                                    ===========   ===========    ===========   ===========    ===========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                                                          AVIS GROUP
                                                                               NON-                      HOLDINGS, INC.
                                                 PARENT       GUARANTOR      GUARANTOR     ELIMINATIONS   CONSOLIDATED
                                              ------------  -------------  -------------   ------------  --------------
OPERATING ACTIVITIES
Net income (loss)                             $    (2,409)   $     1,571    $     2,064    $    (3,635)   $    (2,409)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities exclusive of
   management programs                             (1,423)       (15,987)        21,712             --          4,302
                                              -----------    -----------    -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                        (3,832)       (14,416)        23,776         (3,635)         1,893
                                              -----------    -----------    -----------    -----------    -----------
MANAGEMENT PROGRAMS:
   Vehicle depreciation                                --        145,070          9,680             --        154,750
                                              -----------    -----------    -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                      (3,832)       130,654         33,456         (3,635)       156,643
                                              -----------    -----------    -----------    -----------    -----------
INVESTING ACTIVITIES
Property and equipment additions                       --        (10,465)          (233)            --        (10,698)
Retirements of property and equipment                  --             (2)             2             --             --
Payment for purchase of rental car
   franchise licensees                                 --         (2,835)            --             --         (2,835)
Investment in subsidiaries                         (1,571)        (2,064)            --          3,635             --
                                              -----------    -----------    -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT PROGRAMS                (1,571)       (15,366)          (231)         3,635        (13,533)
                                              -----------    -----------    -----------    -----------    -----------
MANAGEMENT PROGRAMS:
   Decrease in restricted cash                         --          9,138        296,151             --        305,289
   Decrease in due from vehicle
      manufacturers                                    --          4,090         27,089             --         31,179
   Investment in vehicles                              --         (3,637)    (1,187,195)            --     (1,190,832)
   Payments received on investment in
      vehicles                                         --       (129,019)       835,234             --        706,215
                                              -----------    -----------    -----------    -----------    -----------
                                                       --       (119,428)       (28,721)            --       (148,149)
                                              -----------    -----------    -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES              (1,571)      (134,794)       (28,952)         3,635       (161,682)
                                              -----------    -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
Net decrease in non-vehicle debt                       --           (125)            --             --           (125)
Increase (decrease) in due to Cendant
   Corporation and affiliates, net                  5,394          3,400        (22,691)            --        (13,897)
Payments for debt issuance costs                       --           (115)            --             --           (115)
                                              -----------    -----------    -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                         5,394          3,160        (22,691)            --        (14,137)
                                              -----------    -----------    -----------    -----------    -----------
MANAGEMENT PROGRAMS:
   Net increase in vehicle debt                        --             --         20,247             --         20,247
                                              -----------    -----------    -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                       5,394          3,160         (2,444)            --          6,110
                                              -----------    -----------    -----------    -----------    -----------
Effect of changes in exchange rates on cash
   and cash equivalents                                --             --            118             --            118
                                              -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash
   equivalents                                         (9)          (980)         2,178             --          1,189
Cash and cash equivalents, beginning of
   period                                              18          5,210          8,083             --         13,311
                                              -----------    -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $         9    $     4,230    $    10,261    $        --    $    14,500
                                              ===========    ===========    ===========    ===========    ===========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
       FOR THE PERIOD MARCH 1, 2001(DATE OF ACQUISITION) TO MARCH 31, 2001


                                                                                                  AVIS GROUP
                                                                          NON-                  HOLDINGS, INC.
                                               PARENT     GUARANTOR    GUARANTOR  ELIMINATIONS   CONSOLIDATED
                                            -----------  -----------   ---------  ------------  ---------------
OPERATING ACTIVITIES
Net income                                   $   8,695    $  11,488    $   1,029    $ (12,517)     $   8,695
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities exclusive of management
   programs                                    (81,697)      95,426        3,057           --         16,786
                                             ---------    ---------    ---------    ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                    (73,002)     106,914        4,086      (12,517)        25,481
                                             ---------    ---------    ---------    ---------      ---------
MANAGEMENT PROGRAMS:
   Vehicle depreciation                             --       47,411        4,025           --         51,436
                                             ---------    ---------    ---------    ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                  (73,002)     154,325        8,111      (12,517)        76,917
                                             ---------    ---------    ---------    ---------      ---------
INVESTING ACTIVITIES
Property and equipment additions                    --       (5,205)        (119)          --         (5,324)
Retirements of property and equipment               --          172          143           --            315
Investment in subsidiaries                     (11,488)      (1,029)          --       12,517             --
                                             ---------    ---------    ---------    ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                    (11,488)      (6,062)          24       12,517         (5,009)
                                             ---------    ---------    ---------    ---------      ---------
MANAGEMENT PROGRAMS:
   Increase in restricted cash                      --           --      (33,868)          --        (33,868)
   Decrease in due from vehicle                     --       15,980      131,432           --        147,412
      manufacturers
   Investment in vehicles                           --      (17,490)    (472,648)          --       (490,138)
   Payments received on investment in
      vehicles                                      --      (38,398)     391,614           --        353,216
                                             ---------    ---------    ---------    ---------      ---------
                                                    --      (39,908)      16,530           --        (23,378)
                                             ---------    ---------    ---------    ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                  (11,488)     (45,970)      16,554       12,517        (28,387)
                                             ---------    ---------    ---------    ---------      ---------
FINANCING ACTIVITIES
Net decrease in non-vehicle debt               (17,000)         (39)          --           --        (17,039)
Increase (decrease) in due to Cendant
   Corporation and affiliates, net             101,574      (94,448)      90,090           --         97,216
Payments for debt issuance costs                    --       (3,621)          --           --         (3,621)
                                             ---------    ---------    ---------    ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                     84,574      (98,108)      90,090           --         76,556
                                             ---------    ---------    ---------    ---------      ---------
MANAGEMENT PROGRAMS:
   Net decrease in vehicle debt                     --           --     (126,488)          --       (126,488)
                                             ---------    ---------    ---------    ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                   84,574      (98,108)     (36,398)          --        (49,932)
                                             ---------    ---------    ---------    ---------      ---------
Effect of changes in exchange rates on
   cash and cash equivalents                        --           --         (923)          --           (923)
                                             ---------    ---------    ---------    ---------      ---------
Net increase (decrease) in cash and cash
   equivalents                                      84       10,247      (12,656)          --         (2,325)
Cash and cash equivalents, beginning of
   period                                          141       36,745       29,219           --         66,105
                                             ---------    ---------    ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $     225    $  46,992    $  16,563    $      --      $  63,780
                                             =========    =========    =========    =========      =========

                   AVIS GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (PREDECESSOR COMPANIES)
                   FOR THE TWO MONTHS ENDED FEBRUARY 28, 2001


                                                                                                     AVIS GROUP
                                                                           NON-                    HOLDINGS, INC.
                                               PARENT      GUARANTOR    GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                             ----------   -----------  -----------  ------------   -------------
OPERATING ACTIVITIES
Net income (loss)                             $ (29,119)   $ (25,645)   $   9,950     $  15,695      $ (29,119)
Adjustments to arrive at income (loss) from
     continuing operations                           --        9,029       (6,364)           --          2,665
                                              ---------    ---------    ---------     ---------      ---------
Income (loss) from continuing operations        (29,119)     (16,616)       3,586        15,695        (26,454)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities exclusive of
   management programs                              425       75,609     (119,640)           --        (43,606)
                                              ---------    ---------    ---------     ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                     (28,694)      58,993     (116,054)       15,695        (70,060)
                                              ---------    ---------    ---------     ---------      ---------
MANAGEMENT PROGRAMS:
   Vehicle depreciation                              --       97,909        8,019            --        105,928
                                              ---------    ---------    ---------     ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                   (28,694)     156,902     (108,035)       15,695         35,868
                                              ---------    ---------    ---------     ---------      ---------
INVESTING ACTIVITIES
Property and equipment additions                     --       (2,948)        (330)           --         (3,278)
Retirements of property and equipment                --         (400)          20            --           (380)
Investment in subsidiaries                       25,645       (9,950)          --       (15,695)            --
                                              ---------    ---------    ---------     ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                      25,645      (13,298)        (310)      (15,695)        (3,658)
                                              ---------    ---------    ---------     ---------      ---------
MANAGEMENT PROGRAMS:
   Decrease in restricted cash                       --           --       10,978            --         10,978
   Decrease in due from vehicle
      manufacturers                                  --           --       16,368            --         16,368
   Investment in vehicles                            --       (1,843)    (941,259)           --       (943,102)
   Payments received on investment in
      vehicles                                       --      (82,138)     895,598            --        813,460
                                              ---------    ---------    ---------     ---------      ---------
                                                     --      (83,981)     (18,315)           --       (102,296)
                                              ---------    ---------    ---------     ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                    25,645      (97,279)     (18,625)      (15,695)      (105,954)
                                              ---------    ---------    ---------     ---------      ---------
FINANCING ACTIVITIES
Net decrease in non-vehicle debt                     --          (77)          --            --            (77)
Increase (decrease) in due to Cendant
   Corporation and affiliates, net              (89,023)      43,123           82            --        (45,818)
Payments for debt issuance costs                     --          (12)          --            --            (12)
Repurchases of common stock                         140           --           --            --            140
                                              ---------    ---------    ---------     ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES EXCLUSIVE OF MANAGEMENT
   PROGRAMS                                     (88,883)      43,034           82            --        (45,767)
                                              ---------    ---------    ---------     ---------      ---------
MANAGEMENT PROGRAMS:
   Net increase (decrease) in vehicle debt       92,000           (2)       9,209            --        101,207
                                              ---------    ---------    ---------     ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         3,117       43,032        9,291            --         55,440
                                              ---------    ---------    ---------     ---------      ---------
Effect of changes in net assets of
   discontinued operations                           --     (131,512)     131,906            --            394
                                              ---------    ---------    ---------     ---------      ---------
Effect of changes in exchange rates on cash
   and cash equivalents                              --           --          (11)           --            (11)
                                              ---------    ---------    ---------     ---------      ---------
Net increase (decrease) in cash and cash
   equivalents                                       68      (28,857)      14,526            --        (14,263)
Cash and cash equivalents, beginning of
   period                                            73       65,602       14,693            --         80,368
                                              ---------    ---------    ---------     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $     141    $  36,745    $  29,219     $      --      $  66,105
                                              =========    =========    =========     =========      =========

Item 2. Management's Narrative Analysis of the Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS AND PRESENTED BEFORE TAXES (AS APPROPRIATE).

We are the second largest general use car rental brand in the world. On March 1, 2001, all of our outstanding common stock not then owned by Cendant Corporation ("Cendant") was acquired by a subsidiary of PHH Corporation ("PHH"), a wholly-owned subsidiary of Cendant, for approximately $994 million and we emerged as the surviving legal entity. At such time, our fleet management and fuel card businesses were sold to PHH and, therefore, are presented as a discontinued operation in the accompanying Consolidated Condensed Financial Statements. Accordingly, we are now a wholly-owned subsidiary of Cendant.

RESULTS OF OPERATIONS

The acquisition of us by Cendant resulted in significant changes to the valuation of certain of our assets, liabilities and stockholder's equity. The periods prior to the acquisition have been designated "Predecessor Companies" and the period subsequent to the acquisition has been designated "Successor Company". The results of the Predecessor Companies and the Successor Company have been combined for the three months ended March 31, 2001 since we believe that separate discussions for the two months ended February 28, 2001 and the one month ended March 31, 2001 are not meaningful in terms of our operating results or comparisons to the prior period.

Our comparative results of operations, excluding our former fleet management and fuel card businesses, for the three months ended March 31, 2002 and 2001 comprised the following:


                                              2002         2001        CHANGE
                                           ---------    ---------    ---------
Revenues                                   $ 564,603    $ 603,817    $ (39,214)
                                           ---------    ---------    ---------
Expenses, excluding non-vehicle interest     557,961      615,207      (57,246)
Non-vehicle interest, net                     10,795       14,253       (3,458)
                                           ---------    ---------    ---------
Total expenses                               568,756      629,460      (60,704)
                                           ---------    ---------    ---------
Loss before income taxes                      (4,153)     (25,643)      21,490
Benefit from income taxes                     (1,744)      (7,884)       6,140
                                           ---------    ---------    ---------
Loss from continuing operations            $  (2,409)   $ (17,759)   $  15,350
                                           =========    =========    =========

Total revenue decreased 6.5% primarily due to a reduction in car rental transaction volume, which resulted primarily from the residual effect of reduced commercial air travel due to the September 11th terrorist attacks.

Total expenses decreased 9.6% principally due to a decrease in operating expenses caused by our ability to right-size our operations in anticipation of reduced car rental transaction volume and a decrease in vehicle interest expense due to a corresponding reduction in average fleet size and vehicle debt supporting such fleet.

Our overall effective tax rate was 42.0% and 30.7% for the three months ended March 31, 2002 and 2001, respectively. The higher tax rate for the three months ended March 31, 2002 was primarily due to a decrease in the pre-tax loss and the elimination of non-deductible goodwill amortization expense.

As a result of the above-mentioned items, loss from continuing operations decreased $15 million, or 86%, in the first quarter 2002.

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forwardlooking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

         o the impacts of the September 11, 2001 terrorist attacks on New York City and Washington, D.C. on the travel industry in general, and our travel business in particular, are not fully known at this time, but are expected to include negative impacts on financial results due to reduced demand for travel in the near term; other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

         o the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our business;

         o the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our business;

         o        the effects of changes in current interest rates;

         o competition in the car rental industry and the financial resources of, and products available to, competitors;

         o our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

         o our ability to integrate and operate successfully as an acquired and merged business, including the compatibility of the operating systems, and the degree to which our existing administrative and back-office functions and costs are complementary or redundant;

         o our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

         o our ability to obtain external financing in the event we are unable to obtain financing from Cendant;

         o        competitive and pricing pressures in the car rental industry;

         o changes in vehicle manufacturer repurchase arrangements in the event that used vehicle values decrease;

         o and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We used March 31, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

See Exhibit Index

(B)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVIS GROUP HOLDINGS, INC.


                                       By:         /s/ F. ROBERT SALERNO
                                           -------------------------------------
                                                     F. Robert Salerno
                                           PRESIDENT AND CHIEF OPERATING OFFICER
                                                     Date: May 10, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE
       ---------                         -----                        ----

 /s/ JOHN W. CHIDSEY       Executive Vice President and Director   May 10, 2002
-------------------------
  (John W. Chidsey)

/s/ F. ROBERT SALERNO     President, Chief Operating Officer and   May 10, 2002
-------------------------  Director (Principal Executive Officer)
 (F. Robert Salerno)


 /s/ KURT FREUDENBERG     Senior Vice President and Controller     May 10, 2002
------------------------- (Principal Financial Officer)
  (Kurt Freudenberg)

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------       --------------------------------------------------------------

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

    12            Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges.