Form 10-Q
period 2002-06-30
AVIS GROUP HOLDINGS INC
filed 2002-08-14
CIK 1040445

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
COMMISSION FILE NUMBER: 1-13315

AVIS GROUP HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3347585 (I.R.S. Employer Identification No.)
6 SYLVAN WAY PARSIPPANY, NJ (Address of principal executive offices)	07054 (Zip Code)

(973) 496-3500
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock was 5,537 shares as of July 31, 2002.

Avis Group Holdings, Inc. meets the conditions set forth in General Instructions H (1) (a) and (b) to Form 10-Q and is therefore filing this form with the reduced disclosure format.

Avis Group Holdings, Inc. and Subsidiaries

Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Independent Accountants' Report	1
	Consolidated Condensed Statements of Operations for the three months ended June 30, 2002 and 2001	2
	Consolidated Condensed Statements of Operations for the six months ended June 30, 2002, the period March 1, 2001 (Date of Acquisition) to June 30, 2001 and the two months ended February 28, 2001	3
	Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001	4
	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002, the period March 1, 2001 (Date of Acquisition) to June 30, 2001 and the two months ended February 28, 2001	5
	Notes to the Consolidated Condensed Financial Statements	7
Item 2.	Management's Narrative Analysis of the Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	22
PART II	Other Information
Item 6.	Exhibits and Report on Form 8-K	23
	Signatures	24

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of
Avis Group Holdings, Inc.
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of Avis Group Holdings, Inc. and subsidiaries (successor to Avis Rent A Car System, Inc. and subsidiaries, Avis Fleet Leasing and Management Corp., and subsidiaries and Reserve Claims Management Co., collectively the "Predecessor Companies") (collectively referred to as the "Company") as of June 30, 2002, and the related consolidated condensed statements of operations and cash flows for the three and six month period ended June 30, 2002, the period March 1, 2001 (Date of Acquisition) to June 30, 2001, and as to the Predecessor Companies for the period January 1, 2001 to February 28, 2001. These financial statements are the responsibility of the Company's management.

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

/s/ DELOITTE & TOUCHE LLP
August 12, 2002
New York, New York

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Revenues	$650,631	$628,893

Expenses
Operating, net	256,366	232,168
Vehicle depreciation and lease charges, net	161,401	170,982
Selling, general and administrative	121,929	116,540
Vehicle interest, net	51,339	55,899
Non-vehicle interest, net	10,823	14,577
Non-vehicle depreciation and amortization	9,445	15,075

Total expenses	611,303	605,241

Income before income taxes	39,328	23,652
Provision for income taxes	16,518	13,753

Net income	$22,810	$9,899

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to June 30, 2001
	Six Months Ended June 30, 2002		Two Months Ended February 28, 2001
Revenues	$1,215,234	$846,889	$385,821

Expenses
Operating, net	480,401	310,979	174,087
Vehicle depreciation and lease charges, net	321,251	225,172	110,117
Selling, general and administrative	236,860	154,115	83,229
Vehicle interest, net	101,986	76,446	43,625
Non-vehicle interest, net	21,618	19,663	9,167
Non-vehicle depreciation and amortization	17,943	20,268	7,833

Total expenses	1,180,059	806,643	428,058

Income (loss) before income taxes	35,175	40,246	(42,237)
Provision (benefit) for income taxes	14,774	21,652	(15,783)

Income (loss) from continuing operations	20,401	18,594	(26,454)
Income from discontinued operations, net of tax	—	—	4,947

Income (loss) before cumulative effect of accounting change	20,401	18,594	(21,507)
Cumulative effect of accounting change, net of tax	—	—	(7,612)

Net income (loss)	$20,401	$18,594	$(29,119)

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$40,669	$13,311
Receivables, net	165,755	168,372
Prepaid expenses	40,966	42,543
Deferred income taxes	556,148	548,087
Property and equipment, net	256,217	245,276
Goodwill, net	1,254,909	1,271,192
Other assets	145,054	146,608

Total assets exclusive of assets under management programs	2,459,718	2,435,389

Assets under management programs:
Restricted cash	9,306	581,187
Vehicles, net	4,226,575	3,428,893
Due from vehicle manufacturers	64,492	92,614

	4,300,373	4,102,694

Total assets	$6,760,091	$6,538,083

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$245,132	$363,891
Accrued liabilities	447,341	434,665
Due to Cendant Corporation and affiliates, net	514,007	514,433
Non-vehicle debt	575,856	588,259
Public liability, property damage and other insurance liabilities	215,877	228,503

Total liabilities exclusive of liabilities under management programs	1,998,213	2,129,751

Liabilities under management programs:
Vehicle debt	4,115,860	3,771,341
Deferred income taxes	307,296	315,905

	4,423,156	4,087,246

Commitments and contingencies (Note 6)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	209,707	189,306
Accumulated other comprehensive loss	(39,817)	(37,052)

Total stockholder's equity	338,722	321,086

Total liabilities and stockholder's equity	$6,760,091	$6,538,083

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to June 30, 2001
	Six Months Ended June 30, 2002		Two Months Ended February 28, 2001
Operating Activities
Net income (loss)	$20,401	$18,594	$(29,119)
Adjustments to arrive at income (loss) from continuing operations	—	—	2,665

Income (loss) from continuing operations	20,401	18,594	(26,454)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-vehicle depreciation and amortization	17,943	20,268	7,833
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(12,664)	(12,108)	10,108
Accounts payable	(9,766)	(12,531)	(30,518)
Accrued liabilities	848	(3,789)	1,486
Other, net	(10,935)	(4,082)	(30,923)

Net cash provided by (used in) operating activities exclusive of management programs	5,827	6,352	(68,468)

Management programs:
Vehicle depreciation	312,221	211,602	104,336

Net cash provided by operating activities	318,048	217,954	35,868

Investing Activities
Property and equipment additions	(24,807)	(25,658)	(5,821)
Retirements of property and equipment	778	8,375	433
Payment for purchase of rental car franchise licensees	(3,087)	(19,047)	—

Net cash used in investing activities exclusive of management programs	(27,116)	(36,330)	(5,388)

Management programs:
Decrease in restricted cash	571,881	5,208	10,978
Decrease in due from vehicle manufacturers	29,348	131,813	16,368
Investment in vehicles	(2,684,823)	(1,900,052)	(940,559)
Payments received on investment in vehicles	1,472,033	1,412,819	812,647

	(611,561)	(350,212)	(100,566)

Net cash used in investing activities	(638,677)	(386,542)	(105,954)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to June 30, 2001
	Six Months Ended June 30, 2002		Two Months Ended February 28, 2001
Financing Activities
Proceeds from borrowings	—	140,000	—
Principal payments on borrowings	(253)	(457,806)	(77)
Increase (decrease) in due to Cendant Corporation and affiliates, net	(2,667)	316,882	(45,818)
Payments for debt issuance costs	(131)	(4,231)	(12)
Issuances of common stock	—	—	140

Net cash used in financing activities exclusive of management programs	(3,051)	(5,155)	(45,767)

Management programs:
Proceeds from borrowings	650,431	916,633	132,294
Principal payments on borrowings	(299,818)	(786,470)	(31,087)

	350,613	130,163	101,207

Net cash provided by financing activities	347,562	125,008	55,440

Effect of changes in net assets of discontinued operations	—	—	394
Effect of changes in exchange rates on cash and cash equivalents	425	(117)	(11)

Net increase (decrease) in cash and cash equivalents	27,358	(43,697)	(14,263)
Cash and cash equivalents, beginning of period	13,311	66,105	80,368

Cash and cash equivalents, end of period	$40,669	$22,408	$66,105

Supplemental disclosure of Cash Flow Information:
Interest payments	$130,775	$108,764	$44,315
Income tax payments, net	$485	$8,889	$1,962

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

        Avis Group Holdings, Inc. is a holding company that operates through a wholly-owned subsidiary, Avis Rent A Car System, Inc., the second largest general use car rental brand in the world. On March 1, 2001, all the Company's common stock not then-owned by Cendant Corporation ("Cendant") was acquired by a wholly-owned subsidiary of Cendant for approximately $994 million with the Company emerging as the surviving legal entity. Accordingly, the Consolidated Condensed Financial Statements as of and for the three and six months ended June 30, 2002, for the period March 1, 2001 (Date of Acquisition) to June 30, 2001 and as of December 31, 2001 include the financial statements of Avis Group Holdings, Inc. and its subsidiaries. The Consolidated Condensed Financial Statements for the two months ended February 28, 2001 include the financial statements of the Company and its former fleet management and fuel card businesses, which are presented as a discontinued operation (the "Predecessor Companies").

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

        Assets used by the Company to generate revenue are classified as assets under management programs. Funding for such assets is primarily provided by secured financing arrangements, which are classified as liabilities under management programs. Revenues generated from these assets are used, in part, to repay the interest and principal associated with the debt. Cash inflows and outflows relating to the generation and acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs.

Changes in Accounting Policies

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" in its entirety. Prior to the adoption of SFAS No. 142, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Subsequent to the adoption, the Company did not amortize any goodwill or indefinite-lived intangible assets during 2002.

        In connection with the implementation of SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002.

2. Related Party Transactions

        Expenses of the Company include the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Royalties	$27,977	$26,610
Reservations	16,639	14,031
Data processing	9,475	15,657
Rent, corporate overhead allocations and other	15,300	10,957
Interest, net	2,959	7,011

Total	$72,350	$74,266

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to June 30, 2001
	Six Months Ended June 30, 2002		Two Months Ended February 28, 2001
Royalties	$52,253	$35,810	$16,205
Reservations	29,321	19,186	8,496
Data processing	17,740	20,141	11,395
Rent, corporate overhead allocations and other	29,079	11,629	1,456
Interest, net	6,358	7,011	—

Total	$134,751	$93,777	$37,552

        On the Consolidated Condensed Statements of Operations, the royalty and reservation charges are included within selling, general and administration expenses, the rent and other and data processing expenses are included within operating, net and interest expense is included within non-vehicle interest, net. These charges, including corporate overhead allocations, are determined in accordance with various intercompany agreements, which are based upon factors, such as square footage, employee salaries and computer usage time.

3. Restricted Cash

        Restricted cash includes cash and investments that are not readily available for normal Company disbursements that have been set aside as required under the Company's debt covenants. The restricted cash balance at December 31, 2001 was held as collateral for outstanding vehicle debt that was not callable and, therefore, could not be immediately repaid. During 2002, the restricted cash was depleted through the normal purchase of vehicles.

4. Intangible Assets

        Intangible assets consisted of:

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists	$18,952	$1,280	$18,952	$800

Unamortized Intangible Assets
Goodwill	$1,254,909		$1,297,774	$26,582

        Customer lists are included in other assets on the Company's Consolidated Condensed Balance Sheet. Amortization expense relating to customer lists during the three and six months ended June 30, 2002 was approximately $240 thousand and $480 thousand, respectively. Amortization expense relating to all intangible assets during the two months ended February 28, 2001 and the period March 1, 2001 (Date of Acquisition) to June 30, 2001, was approximately $2.1 million and $10.5 million, respectively, including the amortization of goodwill of $2.1 million and $10.2 million, respectively. The Company expects amortization expense on intangible assets for the remainder of 2002 to approximate $480 thousand and $1 million for each of the succeeding five years.

        The changes in the carrying amount of goodwill for 2002 are as follows:

Balance as of January 1, 2002	$1,271,192
Goodwill acquired during 2002	1,836
Other	(18,119)

Balance as of June 30, 2002	$1,254,909

        Had the Company applied the non-amortization provisions of SFAS No. 142 for the three months ended June 30, 2001 and for the period March 1, 2001 (Date of Acquisition) to June 30, 2001 and the two months ended February 28, 2001, net income (loss) would have been as follows:

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to June 30, 2001
	Three Months Ended June 30, 2001		Two Months Ended February 28, 2001
Reported net income (loss)	$9,899	$18,594	$(29,119)
Add back: Goodwill amortization, net of tax	3,108	4,708	1,307

Pro forma net income (loss)	$13,007	$23,302	$(27,812)

5. Vehicle Debt

        Vehicle debt consisted of:

	June 30, 2002	December 31, 2001
Commercial paper notes	$299,030	$119,998
Series 2001-2 auction rate rental car asset-backed notes	385,000	40,000
Series 1997-1B 6.40% asset-backed medium-term notes	566,667	850,000
Series 1998-1 6.14% asset-backed medium-term notes	600,000	600,000
Series 2000-1 floating rate rental car asset-backed notes	250,000	250,000
Series 2000-2 floating rate rental car asset-backed notes	300,000	300,000
Series 2000-3 floating rate rental car asset-backed notes	200,000	200,000
Series 2000-4 floating rate rental car asset-backed notes	500,000	500,000
Series 2001-1 floating rate rental car asset-backed notes	750,000	750,000
Other	265,163	161,343

	$4,115,860	$3,771,341

        As of June 30, 2002, the Company's asset-backed funding arrangements under the AESOP Funding program provided for the issuance of up to $4.14 billion of debt. Amounts outstanding under the AESOP Funding program approximated $3.85 billion. As of June 30, 2002, the Company had an additional $291 million of availability under the AESOP Funding program. In addition, the Company had other outstanding vehicle debt of approximately $265 million and availability of approximately $112 million under other funding arrangements as of June 30, 2002.

6. Commitments and Contingencies

        The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are summarized as follows:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net income	$22,810	$9,899
Other comprehensive income (loss):
Currency translation adjustment	3,660	2,239
Unrealized losses on cash flow hedges, net of tax	(17,466)	(1,395)

Total comprehensive income	$9,004	$10,743

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to June 30, 2001
	Six Months Ended June 30, 2002		Two Months Ended February 28, 2001
Net income (loss)	$20,401	$18,594	$(29,119)
Other comprehensive income (loss):
Currency translation adjustment	4,451	(1,175)	(1,758)
Unrealized gains (losses) on cash flow hedges, net of tax	(5,880)	(2,766)	561
Minimum pension liability adjustment	(1,336)	—	—
Cumulative effect from change in accounting policy for derivative instruments, net of tax	—	—	1,464

Total comprehensive income (loss)	$17,636	$14,653	$(28,852)

        The after-tax components of accumulated other comprehensive income (loss) for the six months ended June 30, 2002 are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flows Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2002	$(2,469)	$(34,583)	$—	$(37,052)
Current period change	4,451	(5,880)	(1,336)	(2,765)

Balance June 30, 2002	$1,982	$(40,463)	$(1,336)	$(39,817)

8. Subsequent Event

        On July 25, 2002, the Company issued $750 million of rental car asset backed notes under its AESOP Funding Program. Approximately $500 million of such notes bear interest at a fixed rate of 3.85% and approximately $250 million of such notes bear interest at a floating rate of LIBOR plus 29 basis points.

9. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following consolidating condensed financial information presents the Consolidating Condensed Balance Sheets as of June 30, 2002 and December 31, 2001, the Consolidated Condensed Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the six months ended June 30, 2002, the period March 1, 2001 (Date of Acquisition) to June 30, 2001, and as to the Predecessor Companies for the two months ended February 28, 2001 of (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$591,572	$59,059	$—	$650,631

Expenses
Operating, net	—	227,135	29,231	—	256,366
Vehicle depreciation and lease charges, net	—	146,991	14,410	—	161,401
Selling, general and administrative	—	113,735	8,194	—	121,929
Vehicle interest, net	459	50,544	336	—	51,339
Non-vehicle interest, net	7,658	3,165	—	—	10,823
Non-vehicle depreciation and amortization	240	8,439	766	—	9,445

Total expenses	8,357	550,009	52,937	—	611,303

Income (loss) before equity in earnings of subsidiaries	(8,357)	41,563	6,122	—	39,328
Equity in earnings of subsidiaries	26,166	3,550	—	(29,716)	—

Income before income taxes	17,809	45,113	6,122	(29,716)	39,328
Provision (benefit) for income taxes	(5,001)	18,947	2,572	—	16,518

Net income	$22,810	$26,166	$3,550	$(29,716)	$22,810

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$570,551	$58,342	$—	$628,893

Expenses
Operating, net	—	206,665	25,503	—	232,168
Vehicle depreciation and lease charges, net	—	158,512	12,470	—	170,982
Selling, general and administrative	—	108,548	7,992	—	116,540
Vehicle interest, net	3,459	52,015	425	—	55,899
Non-vehicle interest, net	8,350	6,227	—	—	14,577
Non-vehicle depreciation and amortization	4,746	9,505	824	—	15,075

Total expenses	16,555	541,472	47,214	—	605,241

Income (loss) before equity in earnings of subsidiaries	(16,555)	29,079	11,128	—	23,652
Equity in earnings of subsidiaries	14,176	4,674	—	(18,850)	—

Income (loss) before income taxes	(2,379)	33,753	11,128	(18,850)	23,652
Provision (benefit) for income taxes	(12,278)	19,577	6,454	—	13,753

Net income	$9,899	$14,176	$4,674	$(18,850)	$9,899

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,098,987	$116,247	$—	$1,215,234

Expenses
Operating, net	—	422,895	57,506	—	480,401
Vehicle depreciation and lease charges, net	—	289,810	31,441	—	321,251
Selling, general and administrative	—	221,329	15,531	—	236,860
Vehicle interest, net	918	100,524	544	—	101,986
Non-vehicle interest, net	15,315	6,303	—	—	21,618
Non-vehicle depreciation and amortization	479	15,919	1,545	—	17,943

Total expenses	16,712	1,056,780	106,567	—	1,180,059

Income (loss) before equity in earnings of subsidiaries	(16,712)	42,207	9,680	—	35,175
Equity in earnings of subsidiaries	27,737	5,614	—	(33,351)	—

Income before income taxes	11,025	47,821	9,680	(33,351)	35,175
Provision (benefit) for income taxes	(9,376)	20,084	4,066	—	14,774

Net income	$20,401	$27,737	$5,614	$(33,351)	$20,401

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Period March 1, 2001 (Date of Acquisition) to June 30, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$767,986	$78,903	$—	$846,889

Expenses
Operating, net	—	276,363	34,616	—	310,979
Vehicle depreciation and lease charges, net	—	206,553	18,619	—	225,172
Selling, general and administrative	—	143,494	10,621	—	154,115
Vehicle interest, net	4,612	70,973	861	—	76,446
Non-vehicle interest, net	11,634	8,029	—	—	19,663
Non-vehicle depreciation and amortization	6,574	12,599	1,095	—	20,268

Total expenses	22,820	718,011	65,812	—	806,643

Income (loss) before equity in earnings of subsidiaries	(22,820)	49,975	13,091	—	40,246
Equity in earnings of subsidiaries	25,759	6,022	—	(31,781)	—

Income before income taxes	2,939	55,997	13,091	(31,781)	40,246
Provision (benefit) for income taxes	(15,655)	30,238	7,069	—	21,652

Net income	$18,594	$25,759	$6,022	$(31,781)	$18,594

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Predecessor Companies)
For the Two Months Ended February 28, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$344,496	$41,325	$—	$385,821

Expenses
Operating, net	—	154,747	19,340	—	174,087
Vehicle depreciation and lease charges, net	—	100,718	9,399	—	110,117
Selling, general and administrative	—	77,866	5,363	—	83,229
Vehicle interest, net	2,306	40,375	944	—	43,625
Non-vehicle interest, net	9,167	—	—	—	9,167
Non-vehicle depreciation and amortization	—	7,282	551	—	7,833

Total expenses	11,473	380,988	35,597	—	428,058

Income (loss) before equity in earnings (losses) of subsidiaries	(11,473)	(36,492)	5,728	—	(42,237)
Equity in earnings (losses) of subsidiaries	(25,645)	9,950	—	15,695	—

Income (loss) before income taxes	(37,118)	(26,542)	5,728	15,695	(42,237)
Provision (benefit) for income taxes	(7,999)	(9,926)	2,142	—	(15,783)

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Income (loss) from discontinued operations, net of tax	—	(6,358)	11,305	—	4,947

Income (loss) before cumulative effect of accounting change	(29,119)	(22,974)	14,891	15,695	(21,507)
Cumulative effect of accounting change, net of tax	—	(2,671)	(4,941)	—	(7,612)

Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$98	$7,887	$32,684	$—	$40,669
Receivables, net	—	135,094	30,661	—	165,755
Prepaid expenses	—	33,109	7,857	—	40,966
Due from affiliate	(328,977)	178,602	150,375	—	—
Deferred income taxes	218,280	336,241	1,627	—	556,148
Property and equipment, net	—	241,383	14,834	—	256,217
Investment in consolidated subsidiaries	707,986	644,419	—	(1,352,405)	—
Goodwill	806,809	444,667	3,433	—	1,254,909
Other assets	15,541	34,113	95,400	—	145,054

Total assets exclusive of assets under management programs	1,419,737	2,055,515	336,871	(1,352,405)	2,459,718

Assets under management programs:
Restricted cash	—	174	9,132	—	9,306
Vehicles, net	—	(97,824)	4,324,399	—	4,226,575
Due from vehicle manufacturers	—	5,399	59,093	—	64,492

	—	(92,251)	4,392,624	—	4,300,373

Total assets	$1,419,737	$1,963,264	$4,729,495	$(1,352,405)	$6,760,091

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(16,459)	$166,744	$94,847	$—	$245,132
Accrued liabilities	107,466	306,005	33,870	—	447,341
Due to Cendant Corporation and affiliates, net	418,617	275,723	(180,333)	—	514,007
Non-vehicle debt	571,391	4,465	—	—	575,856
Public liability, property damage and other insurance liabilities	—	144,141	71,736	—	215,877

Total liabilities exclusive of liabilities under management programs	1,081,015	897,078	20,120	—	1,998,213

Liabilities under management programs:
Vehicle debt	—	80,490	4,035,370	—	4,115,860
Deferred income taxes	—	277,710	29,586	—	307,296

	—	358,200	4,064,956	—	4,423,156

Stockholder's equity	338,722	707,986	644,419	(1,352,405)	338,722

Total liabilities and stockholder's equity	$1,419,737	$1,963,264	$4,729,495	$(1,352,405)	$6,760,091

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$18	$5,210	$8,083	$—	$13,311
Receivables, net	—	142,386	25,986	—	168,372
Prepaid expenses	—	34,569	7,974	—	42,543
Deferred income tax	221,741	326,332	14	—	548,087
Property and equipment, net	—	230,429	14,847	—	245,276
Investment in consolidated subsidiaries	677,401	628,280	—	(1,305,681)	—
Goodwill	825,234	443,000	2,958	—	1,271,192
Other assets	16,020	34,791	95,797	—	146,608

Total assets exclusive of assets under management programs	1,740,414	1,844,997	155,659	(1,305,681)	2,435,389

Assets under management programs:
Restricted cash	—	9,457	571,730	—	581,187
Vehicles, net	—	(128,932)	3,557,825	—	3,428,893
Due from vehicle manufacturers	—	7,855	84,759	—	92,614

	—	(111,620)	4,214,314	—	4,102,694

Total assets	$1,740,414	$1,733,377	$4,369,973	$(1,305,681)	$6,538,083

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$—	$151,379	$212,512	$—	$363,891
Accrued liabilities	109,143	300,337	25,185	—	434,665
Due to Cendant Corporation and affiliates, net	726,645	63,214	(275,426)	—	514,433
Non-vehicle debt	583,540	4,719	—	—	588,259
Public liability, property damage and other insurance liabilities	—	166,432	62,071	—	228,503

Total liabilities exclusive of liabilities under management programs	1,419,328	686,081	24,342	—	2,129,751

Liabilities under management programs:
Vehicle debt	—	86,004	3,685,337	—	3,771,341
Deferred income taxes	—	283,891	32,014	—	315,905

	—	369,895	3,717,351	—	4,087,246

Stockholder's equity	321,086	677,401	628,280	(1,305,681)	321,086

Total liabilities and stockholder's equity	$1,740,414	$1,733,377	$4,369,973	$(1,305,681)	$6,538,083

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$20,401	$27,737	$5,614	$(33,351)	$20,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(27,692)	(6,266)	19,384	—	(14,574)

Net cash provided by (used in) operating activities exclusive of management programs	(7,291)	21,471	24,998	(33,351)	5,827

Management programs:
Vehicle depreciation	—	291,352	20,869	—	312,221

Net cash provided by (used in) operating activities	(7,291)	312,823	45,867	(33,351)	318,048

Investing Activities
Property and equipment additions	—	(23,278)	(1,529)	—	(24,807)
Retirements of property and equipment	—	89	689	—	778
Payment for purchase of rental car franchise licensees	—	(2,835)	(252)	—	(3,087)
Investment in subsidiaries	(27,737)	(5,614)	—	33,351	—

Net cash used in investing activities exclusive of management programs	(27,737)	(31,638)	(1,092)	33,351	(27,116)

Management programs:
Decrease in restricted cash	—	9,283	562,598	—	571,881
Decrease in due from vehicle manufacturers	—	2,456	26,892	—	29,348
Investment in vehicles	—	(57,042)	(2,627,781)	—	(2,684,823)
Payments received on investment in vehicles	—	(248,886)	1,720,919	—	1,472,033

	—	(294,189)	(317,372)	—	(611,561)

Net cash used in investing activities	(27,737)	(325,827)	(318,464)	33,351	(638,677)

Financing Activities
Net decrease in non-vehicle debt	—	(253)	—	—	(253)
Increase (decrease) in due to Cendant Corporation and affiliates, net	35,108	16,065	(53,840)	—	(2,667)
Payments for debt issuance costs	—	(131)	—	—	(131)

Net cash provided by (used in) financing activities exclusive of management programs	35,108	15,681	(53,840)	—	(3,051)

Management programs:
Net increase in vehicle debt	—	—	350,613	—	350,613

Net cash provided by financing activities	35,108	15,681	296,773	—	347,562

Effect of changes in exchange rates on cash and cash equivalents	—	—	425	—	425

Net increase in cash and cash equivalents	80	2,677	24,601	—	27,358
Cash and cash equivalents, beginning of period	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of period	$98	$7,887	$32,684	$—	$40,669

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Period March 1, 2001 (Date of Acquisition) to June 30, 2001

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$18,594	$25,759	$6,022	$(31,781)	$18,594
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(118,194)	130,934	(24,982)	—	(12,242)

Net cash provided by (used in) operating activities exclusive of management programs	(99,600)	156,693	(18,960)	(31,781)	6,352

Management programs:
Vehicle depreciation	—	195,458	16,144	—	211,602

Net cash provided by (used in) operating activities	(99,600)	352,151	(2,816)	(31,781)	217,954

Investing Activities
Property and equipment additions	—	(24,781)	(877)	—	(25,658)
Retirements of property and equipment	—	8,169	206	—	8,375
Payment for purchase of rental car franchise licensees	—	(18,748)	(299)	—	(19,047)
Investment in subsidiaries	(25,759)	(6,022)	—	31,781	—

Net cash used in investing activities exclusive of management programs	(25,759)	(41,382)	(970)	31,781	(36,330)

Management programs:
Decrease in restricted cash	—	—	5,208	—	5,208
(Increase) decrease in due from vehicle manufacturers	—	(3,443)	135,256	—	131,813
Investment in vehicles	—	(41,397)	(1,858,655)	—	(1,900,052)
Payments received on investment in vehicles	—	(182,724)	1,595,543	—	1,412,819

	—	(227,564)	(122,648)	—	(350,212)

Net cash used in investing activities	(25,759)	(268,946)	(123,618)	31,781	(386,542)

Financing Activities
Net decrease in non-vehicle debt	(317,650)	(156)	—	—	(317,806)
Increase (decrease) in due to Cendant Corporation and affiliates, net	443,173	(102,192)	(24,099)	—	316,882
Payments for debt issuance costs	—	(4,231)	—	—	(4,231)

Net cash provided by (used in) financing activities exclusive of management programs	125,523	(106,579)	(24,099)	—	(5,155)

Management programs:
Net (decrease) increase in vehicle debt	—	(8,744)	138,907	—	130,163
Net cash provided by (used in) financing activities	125,523	(115,323)	114,808	—	125,008

Effect of changes in exchange rates on cash a cash equivalents	—	—	(117)	—	(117)

Net increase (decrease) in cash and cash equivalents	164	(32,118)	(11,743)	—	(43,697)
Cash and cash equivalents, beginning of period	141	36,745	29,219	—	66,105

Cash and cash equivalents, end of period	$305	$4,627	$17,476	$—	$22,408

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Predecessor Companies)
For the Two Months Ended February 28, 2001

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)
Adjustments to arrive at income (loss) from continuing operations	—	9,029	(6,364)	—	2,665

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities exclusive of management programs	425	77,124	(119,563)	—	(42,014)

Net cash provided by (used in) operating activities exclusive of management programs	(28,694)	60,508	(115,977)	15,695	(68,468)

Management programs:
Vehicle depreciation	—	96,394	7,942	—	104,336

Net cash provided by (used in) operating activities	(28,694)	156,902	(108,035)	15,695	35,868

Investing Activities
Property and equipment additions	—	(5,169)	(652)	—	(5,821)
Retirements of property and equipment	—	165	268	—	433
Investment in subsidiaries	25,645	(9,950)	—	(15,695)	—

Net cash provided by (used in) investing activities exclusive of management programs	25,645	(14,954)	(384)	(15,695)	(5,388)

Management programs:
Decrease in restricted cash	—	—	10,978	—	10,978
Decrease in due from vehicle manufacturers	—	—	16,368	—	16,368
Investment in vehicles	—	378	(940,937)	—	(940,559)
Payments received on investment in vehicles	—	(82,703)	895,350	—	812,647

	—	(82,325)	(18,241)	—	(100,566)

Net cash provided by (used in) investing activities	25,645	(97,279)	(18,625)	(15,695)	(105,954)

Financing Activities
Net decrease in non-vehicle debt	—	(77)	—	—	(77)
Increase (decrease) in due to Cendant Corporation and affiliates, net	(89,023)	43,123	82	—	(45,818)
Payments for debt issuance costs	—	(12)	—	—	(12)
Issuances of common stock	140	—	—	—	140

Net cash provided by (used in) financing activities exclusive of management programs	(88,883)	43,034	82	—	(45,767)

Management programs:
Net increase (decrease) in vehicle debt	92,000	(2)	9,209	—	101,207

Net cash provided by financing activities	3,117	43,032	9,291	—	55,440

Effect of changes in net assets of discontinued operations	—	(131,512)	131,906	—	394
Effect of changes in exchange rates on cash and cash equivalents	—	—	(11)	—	(11)

Net increase (decrease) in cash and cash equivalents	68	(28,857)	14,526	—	(14,263)
Cash and cash equivalents, beginning of period	73	65,602	14,693	—	80,368

Cash and cash equivalents, end of period	$141	$36,745	$29,219	$—	$66,105

Item 2. Management's Narrative Analysis of the Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in thousands and presented before taxes (as appropriate).

        We are the second largest general use car rental brand in the world. On March 1, 2001, all of our outstanding common stock not then-owned by Cendant Corporation ("Cendant") was acquired by a subsidiary of PHH Corporation ("PHH"), a wholly-owned subsidiary of Cendant, for approximately $994 million and we emerged as the surviving legal entity. At such time, our fleet management and fuel card businesses were sold to PHH and, therefore, are presented as a discontinued operation in the accompanying Consolidated Condensed Financial Statements. Accordingly, we are now a wholly-owned subsidiary of Cendant.

RESULTS OF OPERATIONS

        The acquisition of us by Cendant resulted in significant changes to the valuation of certain of our assets, liabilities and stockholder's equity. The periods prior to the acquisition have been designated "Predecessor Companies" and the period subsequent to the acquisition has been designated "Successor Company". The results of the Predecessor Companies and the Successor Company have been combined for the six months ended June 30, 2001 since we believe that separate discussions for the two months ended February 28, 2001 and the four months ended June 30, 2001 are not meaningful in terms of our operating results or comparisons to the prior period.

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

        Our comparative results of operations, excluding our former fleet management and fuel card businesses, comprised the following:

	2002	2001	Change
Revenues	$650,631	$628,893	$21,738

Expenses, excluding non-vehicle interest	600,480	590,664	9,816
Non-vehicle interest, net	10,823	14,577	(3,754)

Total expenses	611,303	605,241	6,062

Income before income taxes	39,328	23,652	15,676
Provision for income taxes	16,518	13,753	2,765

Income from continuing operations	$22,810	$9,899	$12,911

        Total revenue increased 3.5% primarily due to a 4.1% increase in vehicle rental revenue per day, which was due principally to strong pricing in our leisure business.

        Total expenses increased 1.0% primarily due to higher commission-related expenses associated with higher revenues, the launch of an advertising campaign during the second quarter of 2002 and severance costs related to the relocation of our information technology operations from Garden City, New York to Parsippany, New Jersey.

        Non-vehicle interest, net decreased 25.8% primarily due to a decrease in interest rates and the repayment of all amounts outstanding under a revolving credit facility during 2001.

        Our overall effective tax rate was 42.0% and 58.1% for the three months ended June 30, 2002 and 2001, respectively. The lower tax rate for the three months ended June 30, 2002 was primarily due to the elimination of goodwill amortization expense.

        As a result of the above-mentioned items, income from continuing operations increased $12.9 million, or 130%, in the second quarter 2002.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

        Our comparative results of operations, excluding our former fleet management and fuel card businesses comprised the following:

	2002	2001	Change
Revenues	$1,215,234	$1,232,710	$(17,476)

Expenses, excluding non-vehicle interest	1,158,441	1,205,871	(47,430)
Non-vehicle interest, net	21,618	28,830	(7,212)

Total expenses	1,180,059	1,234,701	(54,642)

Income (loss) before income taxes	35,175	(1,991)	37,166
Provision for income taxes	14,774	5,869	8,905

Income (loss) from continuing operations	$20,401	$(7,860)	$28,261

        Total revenue decreased 1.4% primarily due to a reduction in car rental transaction volume, which resulted primarily from the residual effect of reduced commercial air travel due to the September 11th terrorist attacks.

        Total expenses decreased 4.4% primarily due to a decrease in operating expenses derived from our ability to reduce our operating expenses as a result of reduced car rental transaction volume during the first quarter of 2002. Vehicle depreciation and lease charges and vehicle interest expense also decreased due to a corresponding reduction in average fleet size and the related decrease in average vehicle debt supporting such fleet.

        Non-vehicle interest, net decreased 25.0% primarily due to a decrease in interest rates and the repayment of all amounts outstanding under a revolving credit facility during 2001.

        The provision for income taxes for the six months ended June 30, 2002 reflects our overall effective tax rate of 42.0% for 2002. The increase in the provision was primarily due to the Company reporting pretax income in 2002 versus a pretax loss of $42.2 million for the two months ended February 28, 2001 at an effective tax rate of 37.4% offset by a pre-tax income of $40.2 million for the period March 1, 2001 (Date of Acquisition) to June 30, 2001 at an effective tax rate of 53.8% and the elimination of goodwill amortization expense.

        As a result of the above-mentioned items, income from continuing operations increased $28 million for the six months ended June 30, 2002.

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

        Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forwardlooking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

  •
  the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our business;

  •
  the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our business;

  •
  the effects of changes in current interest rates;

  •
  competition in the car rental industry and the financial resources of, and products available to, competitors;

  •
  our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

  •
  our ability to obtain external financing in the event we are unable to obtain financing from Cendant;

  •
  competitive and pricing pressures in the car rental industry;

  •
  changes in vehicle manufacturer repurchase arrangements in the event that used vehicle values decrease;

  •
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

Item 3. Quantitative And Qualitative Disclosure About Market Risks

        As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We used June 30, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest on our earnings, fair values and cash flows would not be material.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

See Exhibit Index

(b)
Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS GROUP HOLDINGS, INC.
By:	/s/ F. ROBERT SALERNO F. Robert Salerno President and Chief Operating Officer Date: August 14, 2002

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHIDSEY (John W. Chidsey)	Chief Executive Officer	August 14, 2002
/s/ F. ROBERT SALERNO (F. Robert Salerno)	President, Chief Operating Officer and Director (Principal Executive Officer)	August 14, 2002
/s/ KURT FREUDENBERG (Kurt Freudenberg)	Senior Vice President and Controller (Principal Financial Officer)	August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Avis Rent A Car, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
3.2	By-Laws of Avis Group Holdings, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

QuickLinks

Index
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months ended June 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months Ended June 30, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Six Months ended June 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Period March 1, 2001 (Date of Acquisition) to June 30, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (Predecessor Companies) For the Two Months Ended February 28, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET June 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Period March 1, 2001 (Date of Acquisition) to June 30, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (Predecessor Companies) For the Two Months Ended February 28, 2001
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX