Form 10-Q
period 2002-09-30
AVIS GROUP HOLDINGS INC
filed 2002-11-04
CIK 1040445

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        The number of shares outstanding of the Registrant's common stock was 5,537 shares as of October 31, 2002.

        Avis Group Holdings, Inc. meets the conditions set forth in General Instructions H (1) (a) and (b) to Form 10-Q and is therefore filing this form with the reduced disclosure format.

Avis Group Holdings, Inc. and Subsidiaries

Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Independent Accountants' Report	1
	Consolidated Condensed Statements of Operations for the three months ended September 30, 2002 and 2001	2
	Consolidated Condensed Statements of Operations for the nine months ended September 30, 2002, the period March 1, 2001 (Date of Acquisition) to September 30, 2001 and the two months ended February 28, 2001	3
	Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	4
	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002, the period March 1, 2001 (Date of Acquisition) to September 30, 2001 and the two months ended February 28, 2001	5
	Notes to the Consolidated Condensed Financial Statements	7
Item 2.	Management's Narrative Analysis of the Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	27
Item 4.	Controls and Procedures	27
PART II	Other Information
Item 6.	Exhibits and Report on Form 8-K	28
	Signatures	29
	Certifications	30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of
Avis Group Holdings, Inc.
Parsippany, New Jersey

        We have reviewed the accompanying consolidated condensed balance sheet of Avis Group Holdings, Inc. and subsidiaries (successor to Avis Rent A Car System, Inc. and subsidiaries, Avis Fleet Leasing and Management Corp., and subsidiaries and Reserve Claims Management Co., collectively the "Predecessor Companies") (collectively referred to as the "Company") as of September 30, 2002, and the related consolidated condensed statements of operations for the three and nine month period ended September 30, 2002, the period March 1, 2001 (Date of Acquisition) to September 30, 2001, and as to the Predecessor Companies for the period January 1, 2001 to February 28, 2001 and the related consolidated condensed statement of cash flows for the nine month period ended September 30, 2002, the period March 1, 2001 (Date of Acquisition) to September 30, 2001, and as to the Predecessor Companies for the period January 1, 2001 to February 28, 2001. These financial statements are the responsibility of the Company's management.

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

/s/ DELOITTE & TOUCHE LLP
November 1, 2002
New York, New York

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenues	$710,556	$650,368

Expenses
Operating, net	279,231	239,123
Vehicle depreciation and lease charges, net	178,099	191,592
Selling, general and administrative	116,666	122,094
Vehicle interest, net	54,241	57,948
Non-vehicle interest, net	10,788	12,492
Non-vehicle depreciation and amortization	9,789	15,836
Unusual charges	—	60,062

Total expenses	648,814	699,147

Income (loss) before income taxes	61,742	(48,779)
Provision (benefit) for income taxes	25,931	(24,033)

Income (loss) before extraordinary gains	35,811	(24,746)
Extraordinary gains, net of tax	274	—

Net income (loss)	$36,085	$(24,746)

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to September 30, 2001
	Nine Months Ended September 30, 2002		Two Months Ended February 28, 2001
Revenues	$1,925,790	$1,497,258	$385,821

Expenses
Operating, net	759,632	550,101	174,087
Vehicle depreciation and lease charges, net	499,350	416,765	110,117
Selling, general and administrative	353,526	276,213	83,229
Vehicle interest, net	156,227	134,392	43,625
Non-vehicle interest, net	32,406	32,155	9,167
Non-vehicle depreciation and amortization	27,732	36,104	7,833
Unusual charges	—	60,062	—

Total expenses	1,828,873	1,505,792	428,058

Income (loss) before income taxes	96,917	(8,534)	(42,237)
Provision (benefit) for income taxes	40,705	(2,381)	(15,783)

Income (loss) from continuing operations	56,212	(6,153)	(26,454)
Income from discontinued operations, net of tax	—	—	4,947

Income (loss) before extraordinary gains and cumulative effect of accounting change	56,212	(6,153)	(21,507)
Extraordinary gains, net of tax	274	—	—

Income (loss) before cumulative effect of accounting change	56,486	(6,153)	(21,507)
Cumulative effect of accounting change, net of tax	—	—	(7,612)

Net income (loss)	$56,486	$(6,153)	$(29,119)

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$19,165	$13,311
Receivables, net	174,402	168,372
Prepaid expenses	47,375	42,543
Deferred income taxes	556,140	548,087
Property and equipment, net	252,767	245,276
Goodwill, net	1,252,047	1,271,192
Other assets	159,876	146,608

Total assets exclusive of assets under management programs	2,461,772	2,435,389

Assets under management programs:
Restricted cash	255,252	581,187
Vehicles, net	3,949,345	3,428,893
Due from vehicle manufacturers	242,955	92,614

	4,447,552	4,102,694

Total assets	$6,909,324	$6,538,083

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$226,641	$363,891
Accrued liabilities	433,149	434,665
Due to Cendant Corporation and affiliates, net	538,173	514,433
Non-vehicle debt	558,334	588,259
Public liability, property damage and other insurance liabilities	220,857	228,503

Total liabilities exclusive of liabilities under management programs	1,977,154	2,129,751

Liabilities under management programs:
Vehicle debt	4,263,568	3,771,341
Deferred income taxes	306,222	315,905

	4,569,790	4,087,246

Commitments and contingencies (Note 8)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	245,792	189,306
Accumulated other comprehensive loss	(52,244)	(37,052)

Total stockholder's equity	362,380	321,086

Total liabilities and stockholder's equity	$6,909,324	$6,538,083

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to September 30, 2001
	Nine Months Ended September 30, 2002		Two Months Ended February 28, 2001
Operating Activities
Net income (loss)	$56,486	$(6,153)	$(29,119)
Adjustments to arrive at income (loss) from continuing operations	(274)	—	2,665

Income (loss) from continuing operations	56,212	(6,153)	(26,454)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-vehicle depreciation and amortization	27,732	36,104	7,833
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	2,480	6,887	10,108
Accounts payable	34,901	72,632	(30,518)
Accrued liabilities	(14,821)	114,432	1,486
Other, net	(13,333)	(30,273)	(30,923)

Net cash provided by (used in) operating activities exclusive of management programs	93,171	193,629	(68,468)

Management programs:
Vehicle depreciation	478,918	390,720	104,336

Net cash provided by operating activities	572,089	584,349	35,868

Investing Activities
Property and equipment additions	(38,243)	(33,496)	(5,821)
Retirements of property and equipment	3,777	15,484	433
Payment for purchase of rental car franchise licensees	(3,099)	(28,261)	—

Net cash used in investing activities exclusive of management programs	(37,565)	(46,273)	(5,388)

Management programs:
Decrease (increase) in restricted cash	325,935	(36,855)	10,978
(Increase) decrease in due from vehicle manufacturers	(150,084)	(284,433)	16,368
Investment in vehicles	(4,388,332)	(3,396,879)	(940,559)
Payments received on investment in vehicles	3,209,581	3,044,736	812,647

	(1,002,900)	(673,431)	(100,566)

Net cash used in investing activities	(1,040,465)	(719,704)	(105,954)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to September 30, 2001
	Nine Months Ended September 30, 2002		Two Months Ended February 28, 2001
Financing Activities
Proceeds from borrowings	—	140,000	—
Principal payments on borrowings	(11,270)	(457,928)	(77)
Increase (decrease) in due to Cendant Corporation and affiliates, net	20,942	224,390	(45,818)
Capital contribution from Cendant	—	125,000	—
Payments for debt issuance costs	(5,369)	(4,593)	(12)
Issuances of common stock	—	—	140

Net cash provided by (used in) financing activities exclusive of management programs	4,303	26,869	(45,767)

Management programs:
Proceeds from borrowings	1,629,009	1,111,524	132,294
Principal payments on borrowings	(1,159,281)	(1,025,222)	(31,087)

	469,728	86,302	101,207

Net cash provided by financing activities	474,031	113,171	55,440

Effect of changes in net assets of discontinued operations	—	—	394
Effect of changes in exchange rates on cash and cash equivalents	199	(900)	(11)

Net increase (decrease) in cash and cash equivalents	5,854	(23,084)	(14,263)
Cash and cash equivalents, beginning of period	13,311	66,105	80,368

Cash and cash equivalents, end of period	$19,165	$43,021	$66,105

Supplemental disclosure of Cash Flow Information:
Interest payments	$185,854	$189,230	$44,315
Income tax payments, net	$7,563	$11,690	$1,962

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

        Avis Group Holdings, Inc. is a holding company that operates through a wholly-owned subsidiary, Avis Rent A Car System, Inc., the second largest general use car rental brand in the world. On March 1, 2001, all the Company's common stock not then- owned by Cendant Corporation ("Cendant") was acquired by a wholly-owned subsidiary of Cendant for approximately $994 million with the Company emerging as the surviving legal entity. Accordingly, the Consolidated Condensed Financial Statements as of and for the three and nine months ended September 30, 2002, for the period March 1, 2001 (Date of Acquisition) to September 30, 2001 and as of December 31, 2001 include the financial statements of Avis Group Holdings, Inc. and its subsidiaries. The Consolidated Condensed Financial Statements for the two months ended February 28, 2001 include the financial statements of the Company and its former fleet management and fuel card businesses, which are presented as a discontinued operation (the "Predecessor Companies").

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

  Restricted Cash

        Restricted cash includes cash and investments that are not readily available for normal Company disbursements and which have been set aside as required under the Company's debt covenants. The restricted cash balance at December 31, 2001 was held as collateral for outstanding vehicle debt that was not callable and, therefore, could not be immediately repaid. During 2002, the restricted cash was depleted through the normal purchase of vehicles. These vehicles have replaced the restricted cash as collateral for outstanding vehicle debt.

  Changes in Accounting Policies

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", in its entirety. In connection with the adoption of SFAS No. 142, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption of SFAS No. 142, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 5—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142).

        In connection with the implementation of SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. The Company will perform its annual impairment test during fourth quarter of 2002.

  Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company currently measures its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying Cendant common stock on the grant date. The Company complies with the provision of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

        On January 1, 2003, the Company plans to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Subsequent to adoption of the fair value method provisions of SFAS No. 123, the Company will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Company does not expect its results of operations to be impacted in the current year from this prospective change in accounting policy based on the current accounting guidance related to this adoption, which is currently under review by the FASB.

        The impact of recording compensation expense at fair value in prior periods have been included in the pro forma disclosures, as required by SFAS No. 123, provided in the Company's Annual Report on Form 10-K filed on March 29, 2002. Prior period compensation expense is not necessarily indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value method provisions of SFAS No. 123. Future expense may vary based upon factors such as the number of options granted by the Company and the then-current fair market value of such options.

  Recently Issued Accounting Pronouncements

        During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria is met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company expects to reclassify its extraordinary gains or losses on the extinguishments of debt to continuing operations. The Company will adopt these provisions on January 1, 2003.

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings), to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

2. Related Party Transactions

        Expenses of the Company include the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Royalties	$31,017	$27,495
Reservations	14,050	14,487
Data processing	8,819	15,433
Rent, corporate overhead allocations and other	14,783	11,906
Interest, net	3,321	4,128

Total	$71,990	$73,449

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to September 30, 2001
	Nine Months Ended September 30, 2002		Two Months Ended February 28, 2001
Royalties	$83,270	$63,305	$16,205
Reservations	43,371	33,673	8,496
Data processing	26,559	35,574	11,395
Rent, corporate overhead allocations and other	43,862	23,535	1,456
Interest, net	9,679	11,139	—

Total	$206,741	$167,226	$37,552

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

3. Unusual Charges

        During the three months ended September 30, 2001, the Company incurred unusual charges of $60 million related to the September 11, 2001 terrorist attacks. The unusual charges primarily resulted from the rationalization of the Company's fleet and related car rental operations.

4. Acquisition Related

        In connection with the acquisition of the Company by Cendant on March 1, 2001, the Company recorded purchase accounting adjustments for costs associated with exiting activities. The recognition of such costs and the corresponding utilization are summarized by category as follows:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Additions	Balance at September 30, 2002
Personnel related	$35,925	$(19,444)	$—	$16,481	$(18,569)	$10,212	$8,124
Asset fair value adjustments	19,480	—	(18,674)	806	—	(806)	—
Facility related	7,692	(136)	—	7,556	(1,768)	—	5,788

Total	$63,097	$(19,580)	$(18,674)	$24,843	$(20,337)	$9,406	$13,912

        The Company closed its headquarters, relocated employees and abandoned assets and involuntarily terminated employees in connection with such relocation. The Company formally communicated the termination of employment and paid severance to approximately 475 employees, representing a wide range of employee groups, and as of September 30, 2002, the Company had terminated all such employees. The majority of the remaining personnel related costs are expected to be paid by the end of fourth quarter 2002.

5. Intangible Assets

        Intangible assets consisted of:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists	$18,952	$1,520	$18,952	$800

Unamortized Intangible Assets
Goodwill	$1,252,047		$1,297,774	$26,582

        Customer lists are included in other assets on the Company's Consolidated Condensed Balance Sheet. Amortization expense relating to customer lists during the three and nine months ended September 30, 2002 was approximately $240 thousand and $720 thousand, respectively.

Amortization expense relating to all intangible assets during the three months ended September 30, 2001, the two months ended February 28, 2001 and the period March 1, 2001 (Date of Acquisition) to September 30, 2001, was approximately $8.1 million, $2.1 million and $18.6 million, respectively, including the amortization of goodwill of $7.9 million, $2.1 million and $18.0 million, respectively. The Company expects amortization expense on intangible assets for the remainder of 2002 to approximate $240 thousand and $1 million for each of the succeeding five years.

        The changes in the carrying amount of goodwill for 2002 are as follows:

Balance as of January 1, 2002	$1,271,192
Goodwill acquired during 2002	1,849
Other	(20,994)

Balance as of September 30, 2002	$1,252,047

        Had the Company applied the non-amortization provisions of SFAS No. 142 for the three months ended September 30, 2001, and for the period March 1, 2001 (Date of Acquisition) to September 30, 2001 and the two months ended February 28, 2001, net income (loss) would have been as follows:

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to September 30, 2001
	Three Months Ended September 30, 2001		Two Months Ended February 28, 2001
Reported net loss	$(24,746)	$(6,153)	$(29,119)
Add back: Goodwill amortization, net of tax	7,803	18,031	1,307

Pro forma net income (loss)	$(16,943)	$11,878	$(27,812)

6. Non-Vehicle Debt

        Non-vehicle debt consisted of:

	September 30, 2002	December 31, 2001
11% senior subordinated notes	$553,986	$583,541
Other	4,348	4,718

	$558,334	$588,259

        The change in the balance of the 11% senior subordinated notes reflects the redemption of $10.0 million in face value of these notes, with a carrying value of $11.4 million, for $10.9 million in cash and $18.2 million related to the amortization of a premium. In connection with such redemption, the Company recorded an extraordinary gain of approximately $470 thousand ($274 thousand, after tax).

7. Vehicle Debt

        Vehicle debt consisted of:

	September 30, 2002	December 31, 2001
Commercial paper notes	$—	$119,998
Series 2002-2 variable funding rental car asset-backed notes	110,000	—
Series 2001-2 auction rate rental car asset-backed notes	400,000	40,000
Series 1997-1B 6.40% asset-backed medium-term notes	141,667	850,000
Series 1998-1 6.14% asset-backed medium-term notes	600,000	600,000
Series 2000-1 floating rate rental car asset-backed notes	250,000	250,000
Series 2000-2 floating rate rental car asset-backed notes	300,000	300,000
Series 2000-3 floating rate rental car asset-backed notes	200,000	200,000
Series 2000-4 floating rate rental car asset-backed notes	500,000	500,000
Series 2001-1 floating rate rental car asset-backed notes	750,000	750,000
Series 2002-1 3.85% asset-backed medium term notes	499,775	—
Series 2002-1 floating rate rental car asset-backed notes	250,000	—
Other	262,126	161,343

	$4,263,568	$3,771,341

        As of September 30, 2002, the Company's asset-backed funding arrangements under the AESOP Funding program provided for the issuance of up to $4.69 billion of debt. Amounts outstanding under the AESOP Funding program approximated $4 billion. As of September 30, 2002, the Company had $690 million of availability under the AESOP Funding program. In addition, the Company had other outstanding vehicle debt of approximately $262 million and availability of approximately $127 million under other funding arrangements as of September 30, 2002.

        On July 25, 2002, the Company issued $750 million of rental car asset backed notes under its AESOP Funding Program. Approximately $500 million of such notes bear interest at a fixed rate of 3.85% and $250 million of such notes bear interest at a floating rate of LIBOR plus 29 basis points.

        In September 2002, the Company issued $110 million of variable funding rental car asset-backed notes under the AESOP Funding program and repaid all amounts outstanding in commercial paper notes.

8. Commitments and Contingencies

        The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

9. Stock Plans

        During third quarter 2002, the Cendant's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. Cendant's senior executive officers were not eligible for this modification. In connection with such action, approximately

3 million options, which were scheduled to become exercisable substantially between September 2002 and January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by the Company through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year.

        In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there is no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying Cendant common stock on August 27, 2002 was less than the exercise price of the modified options.

10. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are summarized as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Net income (loss)	$36,085	$(24,746)
Other comprehensive income (loss):
Currency translation adjustment	(2,618)	(2,197)
Unrealized losses on cash flow hedges, net of tax	(9,875)	(38,082)
Minimum pension liability adjustments	66	—

Total comprehensive income (loss)	$23,658	$(65,025)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to September 30, 2001
	Nine Months Ended September 30, 2002		Two Months Ended February 28, 2001
Net income (loss)	$56,486	$(6,153)	$(29,119)
Other comprehensive income (loss):
Currency translation adjustment	1,833	(3,371)	(1,758)
Unrealized gains (losses) on cash flow hedges, net of tax	(15,755)	(40,848)	561
Minimum pension liability adjustment	(1,270)	—	—
Cumulative effect from change in accounting policy for derivative instruments, net of tax	—	—	1,464

Total comprehensive income (loss)	$41,294	$(50,372)	$(28,852)

        The after-tax components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2002 are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flows Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2002	$(2,469)	$(34,583)	$—	$(37,052)
Current period change	1,833	(15,755)	(1,270)	(15,192)

Balance September 30, 2002	$(636)	$(50,338)	$(1,270)	$(52,244)

        The increase in unrealized losses on cash flow hedges, net of tax, for the three months ended September 30, 2002 is primarily the result of the effect of the decrease in interest rates during the period

11. Subsequent Events

        During October 2002, the Company redeemed approximately $18 million of its 11% senior subordinated notes with a face value of approximately $16 million for approximately $17 million in cash.

        On October 28, 2002, the Company entered into an agreement to acquire the licensing rights and vehicles of a domestic licensee for approximately $13 million.

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following consolidating condensed financial information presents the Consolidating Condensed Balance Sheets as of September 30, 2002 and December 31, 2001, the Consolidated Condensed Statements of Operations for the three months ended September 30, 2002 and September 30, 2001 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the nine months ended September 30, 2002, the period March 1, 2001 (Date of Acquisition) to September 30, 2001, and as to the Predecessor Companies for the two months ended February 28, 2001 of (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$631,805	$78,751	$—	$710,556

Expenses
Operating, net	—	247,030	32,201	—	279,231
Vehicle depreciation and lease charges, net	—	160,453	17,646	—	178,099
Selling, general and administrative	—	107,475	9,191	—	116,666
Vehicle interest, net	9,459	43,766	1,016	—	54,241
Non-vehicle interest, net	7,582	3,206	—	—	10,788
Non-vehicle depreciation and amortization	241	8,846	702	—	9,789

Total expenses	17,282	570,776	60,756	—	648,814

Income (loss) before equity in earnings of subsidiaries	(17,282)	61,029	17,995	—	61,742
Equity in earnings of subsidiaries	41,450	10,437	—	(51,887)	—

Income before income taxes	24,168	71,466	17,995	(51,887)	61,742
Provision (benefit) for income taxes	(11,643)	30,016	7,558	—	25,931

Income before extraordinary gains	35,811	41,450	10,437	(51,887)	35,811
Extraordinary gains, net of tax	274	—	—	—	274

Net income	$36,085	$41,450	$10,437	$(51,887)	$36,085

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$575,914	$74,454	$—	$650,368

Expenses
Operating, net	—	208,192	30,931	—	239,123
Vehicle depreciation and lease charges, net	—	174,038	17,554	—	191,592
Selling, general and administrative	—	113,750	8,344	—	122,094
Vehicle interest, net	3,459	52,792	1,697	—	57,948
Non-vehicle interest, net	7,657	4,835	—	—	12,492
Non-vehicle depreciation and amortization	5,037	9,949	850	—	15,836
Unusual charges	—	60,062	—		60,062

Total expenses	16,153	623,618	59,376	—	699,147

Income (loss) before equity in earnings (losses) of subsidiaries	(16,153)	(47,704)	15,078	—	(48,779)
Equity in earnings (losses) of subsidiaries	(20,320)	7,649	—	12,671	—

Income (loss) before income taxes	(36,473)	(40,055)	15,078	12,671	(48,779)
Provision (benefit) for income taxes	(11,727)	(19,735)	7,429	—	(24,033)

Net income (loss)	$(24,746)	$(20,320)	$7,649	$12,671	$(24,746)

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,730,792	$194,998	$—	$1,925,790

Expenses
Operating, net	—	669,925	89,707	—	759,632
Vehicle depreciation and lease charges, net	—	450,263	49,087	—	499,350
Selling, general and administrative	—	328,804	24,722	—	353,526
Vehicle interest, net	10,377	144,290	1,560	—	156,227
Non-vehicle interest, net	22,897	9,509	—	—	32,406
Non-vehicle depreciation and amortization	720	24,765	2,247	—	27,732

Total expenses	33,994	1,627,556	167,323	—	1,828,873

Income (loss) before equity in earnings of subsidiaries	(33,994)	103,236	27,675	—	96,917
Equity in earnings of subsidiaries	69,187	16,051	—	(85,238)	—

Income before income taxes	35,193	119,287	27,675	(85,238)	96,917
Provision (benefit) for income taxes	(21,019)	50,100	11,624	—	40,705

Income before extraordinary gains	56,212	69,187	16,051	(85,238)	56,212
Extraordinary gains, net of tax	274	—	—	—	274

Net income	$56,486	$69,187	$16,051	$(85,238)	$56,486

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Period March 1, 2001 (Date of Acquisition) to September 30, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,343,901	$153,357	$—	$1,497,258

Expenses
Operating, net	—	484,554	65,547	—	550,101
Vehicle depreciation and lease charges, net	—	380,592	36,173	—	416,765
Selling, general and administrative	—	257,307	18,906	—	276,213
Vehicle interest, net	8,071	123,704	2,617	—	134,392
Non-vehicle interest, net	19,291	12,864	—	—	32,155
Non-vehicle depreciation and amortization	11,611	22,548	1,945	—	36,104
Unusual charges	—	60,062	—	—	60,062

Total expenses	38,973	1,341,631	125,188	—	1,505,792

Income (loss) before equity in earnings of subsidiaries	(38,973)	2,270	28,169	—	(8,534)
Equity in earnings of subsidiaries	16,280	20,310	—	(36,590)	—

Income (loss) before income taxes	(22,693)	22,580	28,169	(36,590)	(8,534)
Provision (benefit) for income taxes	(16,540)	6,300	7,859	—	(2,381)

Net income (loss)	$(6,153)	$16,280	$20,310	$(36,590)	$(6,153)

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Predecessor Companies)

For the Two Months Ended February 28, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$344,496	$41,325	$—	$385,821

Expenses
Operating, net	—	154,747	19,340	—	174,087
Vehicle depreciation and lease charges, net	—	100,718	9,399	—	110,117
Selling, general and administrative	—	77,866	5,363	—	83,229
Vehicle interest, net	2,306	40,375	944	—	43,625
Non-vehicle interest, net	9,167	—	—	—	9,167
Non-vehicle depreciation and amortization	—	7,282	551	—	7,833

Total expenses	11,473	380,988	35,597	—	428,058

Income (loss) before equity in earnings (losses) of subsidiaries	(11,473)	(36,492)	5,728	—	(42,237)
Equity in earnings (losses) of subsidiaries	(25,645)	9,950	—	15,695	—

Income (loss) before income taxes	(37,118)	(26,542)	5,728	15,695	(42,237)
Provision (benefit) for income taxes	(7,999)	(9,926)	2,142	—	(15,783)

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Income (loss) from discontinued operations, net of tax	—	(6,358)	11,305	—	4,947

Income (loss) before cumulative effect of accounting change	(29,119)	(22,974)	14,891	15,695	(21,507)
Cumulative effect of accounting change, net of tax	—	(2,671)	(4,941)	—	(7,612)

Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED BALANCE SHEET

September 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$161	$6,482	$12,522	$—	$19,165
Receivables, net	—	147,578	26,824	—	174,402
Prepaid expenses	—	38,447	8,928	—	47,375
Due from affiliate	(323,393)	95,005	228,388	—	—
Deferred income taxes	216,944	337,575	1,621	—	556,140
Property and equipment, net	—	238,885	13,882	—	252,767
Investment in consolidated subsidiaries	747,447	773,006	—	(1,520,453)	—
Goodwill	804,035	444,667	3,345	—	1,252,047
Other assets	15,301	39,980	104,595	—	159,876

Total assets exclusive of assets under management programs	1,460,495	2,121,625	400,105	(1,520,453)	2,461,772

Assets under management programs:
Restricted cash	—	218	255,034	—	255,252
Vehicles, net	—	(97,934)	4,047,279	—	3,949,345
Due from vehicle manufacturers	—	9,457	233,498	—	242,955

	—	(88,259)	4,535,811	—	4,447,552

Total assets	$1,460,495	$2,033,366	$4,935,916	$(1,520,453)	$6,909,324

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(18,802)	$187,976	$57,467	$—	$226,641
Accrued liabilities	120,047	286,333	26,769	—	433,149
Due to Cendant Corporation and affiliates, net	442,884	274,642	(179,353)	—	538,173
Non-vehicle debt	553,986	4,348	—	—	558,334
Public liability, property damage and other insurance liabilities	—	145,605	75,252	—	220,857

Total liabilities exclusive of liabilities under management programs	1,098,115	898,904	(19,865)	—	1,977,154

Liabilities under management programs:
Vehicle debt	—	109,305	4,154,263	—	4,263,568
Deferred income taxes	—	277,710	28,512	—	306,222

	—	387,015	4,182,775	—	4,569,790

Stockholder's equity	362,380	747,447	773,006	(1,520,453)	362,380

Total liabilities and stockholder's equity	$1,460,495	$2,033,366	$4,935,916	$(1,520,453)	$6,909,324

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$18	$5,210	$8,083	$—	$13,311
Receivables, net	—	142,386	25,986	—	168,372
Prepaid expenses	—	34,569	7,974	—	42,543
Deferred income tax	221,741	326,332	14	—	548,087
Property and equipment, net	—	230,429	14,847	—	245,276
Investment in consolidated subsidiaries	677,401	628,280	—	(1,305,681)	—
Goodwill, net	825,234	443,000	2,958	—	1,271,192
Other assets	16,020	34,791	95,797	—	146,608

Total assets exclusive of assets under management programs	1,740,414	1,844,997	155,659	(1,305,681)	2,435,389

Assets under management programs:
Restricted cash	—	9,457	571,730	—	581,187
Vehicles, net	—	(128,932)	3,557,825	—	3,428,893
Due from vehicle manufacturers	—	7,855	84,759	—	92,614

	—	(111,620)	4,214,314	—	4,102,694

Total assets	$1,740,414	$1,733,377	$4,369,973	$(1,305,681)	$6,538,083

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$—	$151,379	$212,512	$—	$363,891
Accrued liabilities	109,143	300,337	25,185	—	434,665
Due to Cendant Corporation and affiliates, net	726,645	63,214	(275,426)	—	514,433
Non-vehicle debt	583,540	4,719	—	—	588,259
Public liability, property damage and other insurance liabilities	—	166,432	62,071	—	228,503

Total liabilities exclusive of liabilities under management programs	1,419,328	686,081	24,342	—	2,129,751

Liabilities under management programs:
Vehicle debt	—	86,004	3,685,337	—	3,771,341
Deferred income taxes	—	283,891	32,014	—	315,905

	—	369,895	3,717,351	—	4,087,246

Stockholder's equity	321,086	677,401	628,280	(1,305,681)	321,086

Total liabilities and stockholder's equity	$1,740,414	$1,733,377	$4,369,973	$(1,305,681)	$6,538,083

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$56,486	$69,187	$16,051	$(85,238)	$56,486
Adjustments to arrive at income from continuing operations	(274)	—	—	—	(274)

Income from continuing operations	56,212	69,187	16,051	(85,238)	56,212
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(32,548)	(71,742)	141,249	—	36,959

Net cash provided by (used in) operating activities exclusive of management programs	23,664	(2,555)	157,300	(85,238)	93,171

Management programs:
Vehicle depreciation	—	444,725	34,193	—	478,918

Net cash provided by operating activities	23,664	442,170	191,493	(85,238)	572,089

Investing Activities
Property and equipment additions	—	(36,380)	(1,863)	—	(38,243)
Retirements of property and equipment	—	2,974	803	—	3,777
Payment for purchase of rental car franchise licensees	—	(2,835)	(264)	—	(3,099)
Investment in subsidiaries	(69,187)	(16,051)	—	85,238	—

Net cash used in investing activities exclusive of management programs	(69,187)	(52,292)	(1,324)	85,238	(37,565)

Management programs:
Decrease in restricted cash	—	9,239	316,696	—	325,935
Increase in due from vehicle manufacturers	—	(1,602)	(148,482)	—	(150,084)
Investment in vehicles	—	(131,724)	(4,256,608)	—	(4,388,332)
Payments received on investment in vehicles	—	(350,194)	3,559,775	—	3,209,581

	—	(474,281)	(528,619)	—	(1,002,900)

Net cash used in investing activities	(69,187)	(526,573)	(529,943)	85,238	(1,040,465)

Financing Activities
Net decrease in non-vehicle debt	(10,900)	(370)	—	—	(11,270)
Increase (decrease) in due to Cendant Corporation and affiliates, net	56,566	91,414	(127,038)	—	20,942
Payments for debt issuance costs	—	(5,369)	—	—	(5,369)

Net cash provided by (used in) financing activities exclusive of management programs	45,666	85,675	(127,038)	—	4,303

Management programs:
Net increase in vehicle debt	—	—	469,728	—	469,728

Net cash provided by financing activities	45,666	85,675	342,690	—	474,031

Effect of changes in exchange rates on cash and cash equivalents	—	—	199	—	199

Net increase in cash and cash equivalents	143	1,272	4,439	—	5,854
Cash and cash equivalents, beginning of period	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of period	$161	$6,482	$12,522	$—	$19,165

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Period March 1, 2001 (Date of Acquisition) to September 30, 2001

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(6,153)	$16,280	$20,310	$(36,590)	$(6,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities exclusive of management programs	(113,533)	190,955	122,360	—	199,782

Net cash provided by (used in) operating activities exclusive of management programs	(119,686)	207,235	142,670	(36,590)	193,629

Management programs:
Vehicle depreciation	—	361,225	29,495	—	390,720

Net cash provided by (used in) operating activities	(119,686)	568,460	172,165	(36,590)	584,349

Investing Activities
Property and equipment additions	—	(32,073)	(1,423)	—	(33,496)
Retirements of property and equipment	—	12,522	2,962	—	15,484
Payment for purchase of rental car franchise licensees	—	(27,837)	(424)	—	(28,261)
Investment in subsidiaries	(16,280)	(20,310)	—	36,590	—

Net cash provided by (used in) investing activities exclusive of management programs	(16,280)	(67,698)	1,115	36,590	(46,273)

Management programs:
Increase in restricted cash	—	—	(36,855)	—	(36,855)
(Increase) decrease in due from vehicle manufacturers	—	6,485	(290,918)	—	(284,433)
Investment in vehicles	—	(77,521)	(3,319,358)	—	(3,396,879)
Payments received on investment in vehicles	—	(343,706)	3,388,442	—	3,044,736

	—	(414,742)	(258,689)	—	(673,431)

Net cash used in investing activities	(16,280)	(482,440)	(257,574)	36,590	(719,704)

Financing Activities
Net decrease in non-vehicle debt	(317,650)	(278)	—	—	(317,928)
Increase (decrease) in due to Cendant Corporation and affiliates, net	328,675	(79,498)	(24,787)	—	224,390
Payments for debt issuance costs	—	(4,593)	—	—	(4,593)
Capital contribution from Cendant	125,000	—	—	—	125,000

Net cash provided by (used in) financing activities exclusive of management programs	136,025	(84,369)	(24,787)	—	26,869

Management programs:
Net (decrease) increase in vehicle debt	—	(8,743)	95,045	—	86,302

Net cash provided by (used in) financing activities	136,025	(93,112)	70,258	—	113,171

Effect of changes in exchange rates on cash a cash equivalents	—	—	(900)	—	(900)

Net increase (decrease) in cash and cash equivalents	59	(7,092)	(16,051)	—	(23,084)
Cash and cash equivalents, beginning of period	141	36,745	29,219	—	66,105

Cash and cash equivalents, end of period	$200	$29,653	$13,168	$—	$43,021

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

RESULTS OF OPERATIONS

        The acquisition of us by Cendant resulted in significant changes to the valuation of certain of our assets, liabilities and stockholder's equity. The periods prior to the acquisition have been designated "Predecessor Companies" and the period subsequent to the acquisition has been designated "Successor Company". The results of the Predecessor Companies and the Successor Company have been combined for the nine months ended September 30, 2001 since we believe that separate discussions for the two months ended February 28, 2001 and the seven months ended September 30, 2001 are not meaningful in terms of our operating results or comparisons to the prior period.

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

        Our comparative results of operations, excluding our former fleet management and fuel card businesses, comprised the following:

	2002	2001	Change
Revenues	$710,556	$650,368	$60,188

Expenses, excluding non-vehicle interest and unusual charges	638,026	626,593	11,433
Unusual charges	—	60,062	(60,062)
Non-vehicle interest, net	10,788	12,492	(1,704)

Total expenses	648,814	699,147	(50,333)

Income (loss) before income taxes	61,742	(48,779)	110,521
Provision (benefit) for income taxes	25,931	(24,033)	49,964

Income (loss) from continuing operations	$35,811	$(24,746)	$60,557

        Total revenue increased 9.3% primarily due to a 6.2% increase in vehicle rental revenue per day and an increase in rental transactions during the month of September 2002 compared with September 2001.

        Expenses, excluding non-vehicle interest and unusual charges, increased 1.8% primarily due to higher commission-related expenses associated with higher revenues.

        Non-vehicle interest, net decreased 13.6% primarily due the termination of our revolving credit facility in September 2001. Such facility was replaced with intercompany funding from Cendant at variable interest rates, which have decreased in 2002.

        The provision for income taxes for the three months ended September 30th reflects our overall effective tax rate of 42.0% for 2002 and 49.3% for 2001. The increase in the provision was primarily due to our pretax income in 2002 versus a pretax loss for the three months ended September 30, 2001 that included the negative effect of the goodwill amortization.

        As a result of the above-mentioned items, income from continuing operations increased $60.6 million in the third quarter of 2002.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

        Our comparative results of operations, excluding our former fleet management and fuel card businesses comprised the following:

	2002	2001	Change
Revenues	$1,925,790	$1,883,079	$42,711

Expenses, excluding non-vehicle interest and unusual charges	1,796,467	1,832,466	(35,999)
Unusual charges	—	60,062	(60,062)
Non-vehicle interest, net	32,406	41,322	(8,916)

Total expenses	1,828,873	1,933,850	(104,977)

Income (loss) before income taxes	96,917	(50,771)	147,688
Provision (benefit) for income taxes	40,705	(18,164)	58,869

Income (loss) from continuing operations	$56,212	$(32,607)	$88,819

        Total revenue increased 2.3% primarily due to a 3.5% increase in vehicle rental revenue per day and an increase in rental transactions during the month of September 2002 compared with September 2001.

        Expenses, excluding non-vehicle interest and unusual charges decreased 2.0% primarily due to our ability to control operating expenses in response to a decline in travel offset slightly by higher commission expenses corresponding to the increase in revenue.

        Non-vehicle interest, net decreased 21.6% primarily due to the termination of our revolving credit facility in September 2001. Such facility was replaced with intercompany funding from Cendant at variable interest rates, which have decreased in 2002.

        The provision for income taxes for the nine months ended September 30th reflects our overall effective tax rate of 42.0% for 2002 and 35.8% for 2001. The increase in the provision was primarily due to our reporting pretax income in 2002 versus a pretax loss in for the nine months ended September 30, 2001 that included the negative effect of the goodwill amortization.

        As a result of the above-mentioned items, income from continuing operations increased $88.8 million for the nine months ended September 30, 2002.

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

Item 3. Quantitative And Qualitative Disclosure About Market Risks

        As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We used September 30, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and Senior Vice President and Controller have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

AVIS GROUP HOLDINGS, INC.
By:	/s/ F. ROBERT SALERNO F. Robert Salerno President and Chief Operating Officer Date: November 4, 2002

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHIDSEY (John W. Chidsey)	Chief Executive Officer	November 4, 2002
/s/ F. ROBERT SALERNO (F. Robert Salerno)	President, Chief Operating Officer and Director (Principal Executive Officer)	November 4, 2002
/s/ KURT FREUDENBERG (Kurt Freudenberg)	Senior Vice President and Controller (Principal Financial Officer)	November 4, 2002

CERTIFICATIONS

I, John W. Chidsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avis Group Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                      /s/ John W. Chidsey
                      Chief Executive Officer

I, Kurt Freudenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avis Group Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                      /s/ Kurt Freudenberg
                      Senior Vice President and Controller

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
10.3
Series 2002-2 Supplement dated as of September 12, 2002 to the Amended and Restated Based Indenture dated as of July 30, 1997 among AESOP Funding L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as trustee.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

QuickLinks

Avis Group Holdings, Inc. and Subsidiaries Index
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In thousands)
Avis Group Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Period March 1, 2001 (Date of Acquisition) to September 30, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (Predecessor Companies) For the Two Months Ended February 28, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET September 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Period March 1, 2001 (Date of Acquisition) to September 30, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (Predecessor Companies) For the Two Months Ended February 28, 2001
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX