Form 10-K
period 2002-12-31
AVIS GROUP HOLDINGS INC
filed 2003-03-06
CIK 1040445

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock issued and outstanding and held by nonaffiliates of the Registrant on December 31, 2002: All of our Common Stock is owned by Cendant Corporation, accordingly there is no public trading market for our Common Stock.

The number of shares outstanding of the Registrant's classes of common stock was 5,537 as of December 31, 2002.

Avis Group Holdings, Inc. meets the conditions set forth in General Instructions I (1) (a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Item		Description	Page
		PART I
1		Business	2
2		Properties	6
3		Legal Proceedings	6
4		Submission of Matters to a Vote of Security Holders	6
		PART II
5		Market for the Registrant's Common Equity and Related Stockholder Matters	7
6		Selected Financial Data	7
7		Management's Narrative Analysis of the Results of Operations	7
7	a	Quantitative and Qualitative Disclosure about Market Risk	10
8		Financial Statements and Supplementary Data	11
9		Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	11
		PART III
10		Directors and Executive Officers of the Registrant	11
11		Executive Compensation	11
12		Security Ownership of Certain Beneficial Owners and Management	11
13		Certain Relationships and Related Transactions	11
14		Controls and Procedures	11
		PART IV
15		Exhibits, Financial Statement Schedules and Reports on Form 8-K	12
		Signatures
		Certifications

ii

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response there to may negatively affect the travel industry, or financial results and could also result in a disruption in our business;

  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities or interest rate changes on the economy on a national, regional or international basis and the impact thereof on our business;

  •
  the effects of a decline in travel, due to political instability, adverse economic changes or otherwise, on our business;

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

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements;

  •
  our ability to obtain external financing in the event we are unable to obtain financing from Cendant;

  •
  competitive and pricing pressures in the car rental industry;

  •
  changes in vehicle manufacturer repurchase arrangements in the event that used vehicle values decrease;

  •
  and changes in laws and regulations, including changes in accounting standards, state and federal tax laws and privacy policy regulation.

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

This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. Please refer to "Forward-Looking Statements" for additional factors and assumptions that could cause actual results to differ from the forward-looking statements contained in this 10-K Report.

On March 1, 2001, all of our common stock not then owned by Cendant Corporation ("Cendant") was acquired by PHH Corporation, a wholly-owned subsidiary of Cendant for approximately $994 million. Simultaneous with the acquisition, our stock was distributed to a Cendant subsidiary not within the PHH ownership structure and the Company's former fleet and fuel card businesses were retained by PHH. Accordingly, we are now a wholly-owned subsidiary of Cendant.

We operate portions of the Avis car rental system (the "Avis System"), which represents the second largest general use car rental brand in the world, based on total revenue and number of locations. We are the largest franchisee of the portion of the Avis System owned by Cendant. The Avis System is comprised of approximately 4,800 rental locations (of which 1,778 are operated and/or franchised by Cendant), including locations at some of the largest airports and cities in the United States and foreign countries. We own and operate 964 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For the year ended December 31, 2002, we operated an average fleet of approximately 219,000 vehicles and generated total vehicle rental revenue of approximately $2.51 billion, of which approximately 90% was derived from U.S. operations.

The Avis System provides our car rental locations access to the benefits of a variety of services, including: (i) the "Avis Cares®" driver and travel safety program, (ii) a standardized system identity for rental location presentation and uniforms; (iii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including the avis.com Internet site; and (v) brand awareness of the Avis System through the familiar "We Try Harder®" advertising.

We also have access to Cendant's Wizard® System, an on-line computer system, which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. We pay Cendant a fee for each use of the Wizard System. We also offer our corporate customers Avis InterActive®, which provides these customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

Growth.    The existing rental patterns of our business cause us to have excess capacity from Friday through Sunday. We intend to increase business during this period through a combination of advertising, targeted marketing programs to associations and customers of other Cendant brands and increased presence in the online arena. Our own Internet site, avis.com, as well as other Internet travel sites, including the cheaptickets.com Web site, present good opportunities to grow our business and improve our profitability through enhanced utilization of our fleet. We also intend to continue to grow our share of the corporate market through normal contract negotiations and by seeking clients that may be affected by fleet constraints of certain of our competitors.

Fleet Management.    We participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally General Motors Corporation ("GM"). Under the terms of our agreement with GM, which expires in 2006, we are required to purchase a certain number of vehicles. Our current operating strategy is to maintain an average fleet age of approximately 6.5 months. For model year 2002, over 99% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby eliminating our risk on the resale of the vehicles. In 2002, approximately 3% of repurchase program vehicles did not meet the conditions for repurchase.

We acquire our fleet through, and lease it from, our wholly-owned and consolidated subsidiary, AESOP Leasing L.P. ("AESOP"). Beginning in November 2002, we began to sublease a portion of our fleet to Budget Rent A Car System, Inc., ("Budget"), a wholly-owned subsidiary of Cendant not within our ownership structure, under a sublease agreement. Under the terms of the sublease agreement, we charge Budget a monthly fee equal to the leased vehicles' monthly depreciation expense, vehicle debt interest expense and certain related administrative expenses in exchange for use of the rental vehicle for an agreed upon length of time. Upon expiration of the sublease term the vehicles are turned back to the vehicle manufacturers under existing vehicle repurchase programs. The cash generated from such turnbacks, along with the cash generated from the monthly sublease charge, is used to pay down the vehicle debt and interest related to such vehicles.

Marketing.    In 2002, approximately 75% of vehicle rental transactions were generated from our owned and operated car rental locations in the United States by travelers who used the Avis System under contracts between us and their employers or organizations of which they were members. Unaffiliated business and leisure travelers, a segment which contributed to market share growth in 2002, were solicited by direct mail, telesales and advertising campaigns.

Travel agents can make Avis System reservations by telephone, via our Internet site, or through all major global distribution systems and online travel portals, and can obtain access through these systems to our rental locations, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines, such as Delta, American, Continental and United, and of hotels, including the Hilton Corporation, Hyatt Corporation, Best Western, and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for us and our partners. We also have an arrangement with Cendant's lodging brands whereby lodging customers who are making reservations by telephone may be transferred to us if they desire to rent a vehicle.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize centralized telemarketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada and Qantas, as well as participation in Avis Europe's programs with British Airways, Lufthansa and other carriers.

Avis.com.    We have a strong brand presence on the Internet through our Avis Internet site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly through the avis.com Internet site. In addition, customers electing to use other Internet services, such as Expedia, Travelocity, and America Online, for their travel plans, also have access to Avis reservations. During 2002, reservations through Internet sources increased to 13.8% of total reservations from 9.5% in the prior year.

Competition.    The vehicle rental industry is characterized by intense price and service competition. In any given location, we may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater resources than the Avis System. Nationally, our principal competitor is The Hertz Corporation; however, we also compete with National Car Rental System, Inc., Alamo Rent-A-Car, LLC, Dollar Rent A Car Systems, Inc. and Thrifty Rent-A-Car System, Inc. and Enterprise Rent-A-Car Company. In addition, we compete with a large number of regional and local smaller vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing. In part, because of the Wizard System and Avis Interactive, we have been particularly successful in competing for commercial accounts.

Trademarks and Intellectual Property.    The service mark "Avis," related marks incorporating the word "Avis", and related logos are material to us. We actively use this mark, which is registered (or has applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where we operate. Cendant owns the mark we use. We pay Cendant a royalty fee of 4.4% of revenue for the use of the Avis trade name. The royalty of 4.4% consists of a base royalty of 3.0% of gross revenue and a supplemental royalty of 1.4% of the gross revenue payable quarterly in arrears, which will increase periodically to a maximum of 1.5% in 2003 and will continue at this percentage through 2047.

Seasonality.    The third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on our annual performance. The fourth quarter is generally our weakest financial quarter. In 2002, our average monthly rental fleet, excluding sub-franchisees, ranged from a low of approximately 194,000 vehicles in January to a high of approximately 248,000 vehicles in July. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from a low of 66.1% in December to a high 82.1% in August and averaged 73.9% for all of 2002.

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

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.2% of our vehicle operations revenue during 2002 and 2001 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. Currently, New York does not permit us to offer loss damage waivers for sale and limits potential customer liability to $100. Pursuant to new legislation effective February 24, 2003, New York will permit the sale of loss damage waivers at a capped rate of $9 per day for vehicles with Manufacturers Suggested Retail Price ("MSRP") of less than $30,000 and $12 per day for vehicles with a MSRP a of over $30,000. Moreover, Nevada has capped rates for loss damage waivers at $15. California has capped these rates at either $9 per day for cars with an MSRP of $19,000 or less, or $15 per day for cars with an MSRP of $19,000 to $34,999, but there is no cap for cars with an MSRP of $35,000 or more.

Regulation.    We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 274 locations at which petroleum products are stored in underground or aboveground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate, release detection and release detection record keeping. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

We may also be subject to requirements related to reporting, investigation and remediation of, or the liability for reporting, investigation and remediation of, substances that have been released to the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such requirements may be imposed without regard to fault and liability for environmental remediation and may be substantial.

We may be eligible for reimbursement or payment of investigation and remediation costs associated with future releases from our regulated underground storage tanks and have established funds to assist in the payment of investigation and remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from our tank systems.

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

Employees.    As of December 31, 2002, we employed approximately 19,500 people. Management considers our employee relations to be satisfactory.

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

We lease or have vehicle rental concessions relating to space at 729 locations in the United States and 235 locations outside the United States utilized in connection with our vehicle rental operation. Of those locations, 231 in the United States and 73 outside the United States are airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We and other vehicle rental companies firms also lease parking space at or near airports and at other vehicle rental locations.

ITEM 3. LEGAL PROCEEDINGS

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants. Cendant has settled the principal securities class action pending against it and such settlement was fully funded by Cendant on May 24, 2002.

Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant cannot give any assurance as to the final outcome or resolution of these proceedings. However, Cendant does not believe that the impact of such proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I (2) of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable

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

We are the second largest general use car rental brand in the world and a wholly-owned subsidiary of Cendant Corporation.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Financial Instruments.    We estimate fair values of each of our financial instruments, including derivative instruments. These financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using present value cash flow models, which may involve significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves and estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 13—Financial Instruments to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. "Quantitative and Qualitative Disclosures above Market Risk" for a discussion of the effect of hypothetical changes to these assumptions.

Goodwill and Other Intangible Assets.    We have reviewed the carrying values of our goodwill and other intangible assets as required by SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying values of our reporting units to their fair values and determined that the carrying amounts of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amounts. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying values of goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

The aggregate carrying value of our goodwill and other intangible assets was approximately $1,271.6 million at December 31, 2002, of which $1,254.4 million represented goodwill and $17.2 million represented intangible assets with finite lives (refer to Note 8—Intangible Assets to our Consolidated Financial Statements for more information on goodwill and other intangible assets).

RESULTS OF OPERATIONS—2002 vs. 2001

The periods prior to March 1, 2001 (the date we were acquired by Cendant) have been designated "Predecessor Companies" and the periods subsequent to March 1, 2001 have been designated "Successor Company". The results of the Predecessor Companies and the Successor Company have been combined for the year ended December 31, 2001 since we believe that separate discussions for the two months ended February 28, 2001 and the ten months ended December 31, 2001 are not meaningful in terms of describing trends in our operating results or comparisons to the prior year.

Our comparative results of continuing operations, for the years ended December 31, 2002 and 2001 comprised the following:

	2002	2001	Change
Revenues	$2,512,198	$2,387,780	$124,418

Expenses, excluding unusual charges and non-vehicle interest	2,386,782	2,398,796	(12,014)
Unusual charges	—	48,559	(48,559)
Non-vehicle interest, net	42,797	52,512	(9,715)

Total expenses	2,429,579	2,499,867	(70,288)

Income (loss) before income taxes	82,619	(112,087)	194,706
Provision (benefit) for income taxes	30,982	(29,868)	60,850

Income (loss) from continuing operations	$51,637	$(82,219)	$133,856

Our 2002 revenue increased 5.2% over 2001 primarily due to a 4.0% increase in vehicle rental revenue per day, which primarily resulted from an increase in pricing.

Total expenses decreased 2.8% during 2002 primarily due to the elimination of unusual charges and also due to a decrease of 18.5% in net non-vehicle interest expense principally due to the termination of our revolving credit facility in 2001, which was replaced by intercompany funding from Cendant at lower variable interest rates. See Note 3—Unusual Charges to our Consolidated Financial Statements for a discussion of the 2001 unusual charges.

Our effective tax rate for 2002 was 37.5%, compared with 26.6% for 2001. The increase in the effective tax rate is primarily due to the impact of the goodwill amortization that reduced our effective tax rate in 2001.

As a result of the above-mentioned items, income from continuing operations increased $133.9 million during 2002.

CHANGE IN ACCOUNTING POLICIES

Goodwill and Other Intangible Assets.    On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, we have not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 8—Intangible Assets to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142).

In connection with the implementation of SFAS No. 142, we were required to assess goodwill and indefinite-lived intangible assets for impairment. We reviewed the carrying value of our reporting units by comparing such amounts to their fair value and determined that the carrying value of our reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard and the annual testing did not result in a charge and, as such, did not impact our results of operations during 2002.

Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, we have recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $10.9 million ($7.6 million, after tax) in the Consolidated Statement of Operations on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges. We also recognized a cumulative-effect-type adjustment in the amount of $2.4 million ($1.5 million after tax) in accumulated other comprehensive loss in the Consolidated Balance Sheets attributable to derivatives designated as cash-flow-like hedges prior to the adoption of SFAS No. 133.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Early Extinguishment of Debt.    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of this standard, we expect to reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. We will adopt these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to us.

Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under

EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. We will adopt this standard on January 1, 2003, as required.

Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required by this Interpretation (see Note 17—Commitments and Contingencies to our Consolidated Financial Statements).

Stock-Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have applied the disclosure provisions of SFAS No. 148 as of December 31, 2002.

As permitted by SFAS No. 123, during 2002, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25. Accordingly, we did not recognize compensation expense upon the issuance of Cendant stock options issued to our employees because the option terms were fixed and the exercise price equaled the market price of the underlying Cendant common stock on the grant date. We complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123. See Note 1—Summary of Significant Accounting Policies to our Consolidated Financial Statements for a table illustrates the effect on net income if the fair value based method had been applied during each period presented.

On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and have elected to use the prospective transition method permitted by SFAS No. 148. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, we will expense all future employee stock awards by Cendant to our employees over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio and interest rate derivatives portfolios. The primary assumption used in this model is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2002, 2001 and 2000 market rates on our instruments to perform the sensitivity analyses separately for our market risk exposures. The estimates are based on the market risk sensitive portfolios and assume instantaneous, parallel shifts in interest rate yield curves.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I (2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I (2) of Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our President and Chief Operating Officer and Senior Vice President and Controller have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation

Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 herein.

ITEM 15(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B) REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS GROUP HOLDINGS, INC.
By:	/s/ F. ROBERT SALERNO F. Robert Salerno President, Chief Operating Officer and Director Date: March 6, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ F. ROBERT SALERNO (F. Robert Salerno)	President, Chief Operating Officer and Director (Principal Executive Officer)	March 6, 2003
/s/ KURT FREUDENBERG (Kurt Freudenberg)	Senior Vice President and Controller (Principal Financial Officer)	March 6, 2003
/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	Director	March 6, 2003

CERTIFICATIONS

I, F. Robert Salerno, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Avis Group Holdings, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ F. ROBERT SALERNO President and Chief Operating Officer

I, Kurt Freudenberg, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Avis Group Holdings;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ KURT FREUDENBERG Senior Vice President and Controller

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors' Report	F-2

Consolidated Statements of Operations for the year ended December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000	F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000	F-5

Consolidated Statements of Stockholder's Equity for the year ended December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000	F-7
Notes to the Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS' REPORT

Independent Auditors Report
To the Board of Directors and Stockholder of
Avis Group Holdings, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Group Holdings, Inc. and subsidiaries (successor to Avis Rent A Car System, Inc. and subsidiaries, Avis Fleet Leasing and Management Corp., and subsidiaries and Reserve Claims Management Co., collectively the "Predecessor Companies") (collectively referred to as the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholders' equity, and cash flows for the year ended December 31, 2002 and for the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and as to the Predecessor Companies, the consolidated statements of operations, common stockholders' equity and cash flows for the period January 1, 2001 to February 28, 2001 and for the year ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period March 1, 2001 (Date of Acquisition) to December 31, 2001, and with respect to the Predecessor Companies, the results of its operations and its cash flows for the period January 1, 2001 to February 28, 2001 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the non-amortization provisions for goodwill and other indefinite lived intangible assets. Also, as discussed in Note 1, on January 1, 2001, the Company modified the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP
New York, New York
January 29, 2003

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to December 31, 2001
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Revenues	$2,512,198	$2,001,959	$385,821	$2,613,476
Expenses
Operating, net	1,019,697	769,769	174,087	965,826
Vehicle depreciation and lease charges, net	663,793	578,650	110,117	673,057
Selling, general and administrative	460,474	389,703	83,229	465,149
Vehicle interest, net	205,521	188,330	43,625	250,554
Non-vehicle interest	42,797	43,345	9,167	108,872
Non-vehicle depreciation and amortization	37,297	53,453	7,833	50,914
Unusual charges	—	48,559	—	—

Total expenses	2,429,579	2,071,809	428,058	2,514,372

Income (loss) before income taxes	82,619	(69,850)	(42,237)	99,104
Provision (benefit) for income taxes	30,982	(14,085)	(15,783)	42,740

Income (loss) from continuing operations	51,637	(55,765)	(26,454)	56,364
Income from discontinued operations, net of tax	—	—	4,947	64,312

Income (loss) before extraordinary gains and cumulative effect of accounting change	51,637	(55,765)	(21,507)	120,676
Extraordinary gains on early extinguishment of debt, net of tax	809	—	—	—

Income (loss) before cumulative effect of accounting change	52,446	(55,765)	(21,507)	120,676
Cumulative effect of accounting change, net of tax	—	—	(7,612)	—

Net income (loss)	$52,446	$(55,765)	$(29,119)	$120,676

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$25,252	$13,311
Restricted cash	59,012	65,595
Receivables (net of allowance for doubtful accounts of $3,625 and $5,177)	158,730	168,372
Prepaid expenses	49,798	42,543
Deferred income taxes	481,335	548,087
Property and equipment, net	278,830	245,276
Goodwill, net	1,254,401	1,271,192
Other assets	55,517	81,013

Total assets exclusive of assets under management programs	2,362,875	2,435,389

Assets under management programs:
Restricted cash	2,462	581,187
Vehicles, net	4,173,847	3,428,893
Due from vehicle manufacturers, net	258,459	92,614

	4,434,768	4,102,694

Total assets	$6,797,643	$6,538,083

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$205,727	$363,891
Accrued liabilities	415,009	434,665
Due to Cendant Corporation and affiliates, net	551,809	514,433
Non-vehicle debt	534,231	588,259
Public liability, property damage and other insurance liabilities	211,786	228,503

Total liabilities exclusive of liabilities under management programs	1,918,562	2,129,751

Liabilities under management programs:
Vehicle debt	4,245,703	3,771,341
Deferred income taxes	288,005	315,905

	4,533,708	4,087,246

Commitments and contingencies (Note 17)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	241,752	189,306
Accumulated other comprehensive loss	(65,211)	(37,052)

Total stockholder's equity	345,373	321,086

Total liabilities and stockholder's equity	$6,797,643	$6,538,083

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to December 31, 2001
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Operating Activities
Net income (loss)	$52,446	$(55,765)	$(29,119)	$120,676
Adjustments to arrive at income (loss) from continuing operations	(809)	—	2,665	(64,312)

Income (loss) from continuing operations	51,637	(55,765)	(26,454)	56,364
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of management programs:
Non-vehicle depreciation and amortization	37,297	53,453	7,833	50,914
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	8,927	14,823	10,108	26,844
Accounts payable	35,870	(84,903)	(30,518)	16,653
Accrued liabilities	(36,808)	(50,924)	1,486	(37,897)
Other, net	(9,401)	(2,884)	(30,923)	25,115

Net cash provided by (used in) operating activities exclusive of management programs	87,522	(126,200)	(68,468)	137,993

Management programs:
Vehicle depreciation	633,223	524,142	104,336	644,789

Net cash provided by operating activities	720,745	397,942	35,868	782,782

Investing Activities
Property and equipment additions	(77,137)	(50,146)	(5,821)	(60,243)
Retirements of property and equipment	7,484	18,853	433	27,894
Payment for purchase of rental car franchise licensees	(16,629)	(28,614)	—	(30)
Proceeds from sale of PHH Europe	—	—	—	953,929

Net cash provided by (used in) investing activities, exclusive of management programs	(86,282)	(59,907)	(5,388)	921,550

See Notes to Consolidated Financial Statements.

			Predecessor Companies
		March 1, 2001 (Date of Acquisition) to December 31, 2001
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Management programs:
Decrease (increase) in restricted cash	$578,725	$(466,996)	$10,978	$(29,954)
Decrease (increase) in due from vehicle manufacturers	(165,439)	213,503	16,368	(107,148)
Investment in vehicles	(6,064,007)	(4,254,447)	(940,559)	(5,303,978)
Payments received on investment in vehicles	4,565,489	4,101,706	812,647	4,174,483

	(1,085,232)	(406,234)	(100,566)	(1,266,597)

Net cash used in investing activities	(1,171,514)	(466,141)	(105,954)	(345,047)

Financing Activities
Proceeds from borrowings	—	140,000	—	321,000
Principal payments on borrowings	(28,774)	(458,186)	(77)	(1,158,569)
Increase (decrease) in due to Cendant Corporation and affiliates, net	35,103	503,086	(45,818)	172,716
Issuance of common stock	—	—	140	5,963

Net cash provided by (used in) financing activities exclusive of management programs	6,329	184,900	(45,755)	(658,890)

Management programs:
Proceeds from borrowings	2,258,737	1,020,000	132,294	1,639,007
Principal payments on borrowings	(1,796,243)	(1,183,608)	(31,087)	(1,206,449)
Payments for debt issuance costs	(6,566)	(5,043)	(12)	(9,742)

	455,928	(168,651)	101,195	422,816

Net cash provided by (used in) financing activities	462,257	16,249	55,440	(236,074)

Effect of changes in net assets of discontinued operations	—	—	394	(152,754)
Effect of changes in exchange rates on cash and cash equivalents	453	(844)	(11)	(441)

Net increase (decrease) in cash and cash equivalents	11,941	(52,794)	(14,263)	48,466
Cash and cash equivalents, beginning of period	13,311	66,105	80,368	31,902

Cash and cash equivalents, end of period	$25,252	$13,311	$66,105	$80,368

Supplemental disclosure of Cash Flow Information:
Interest payments	$262,103	$248,125	$44,315	$365,579
Income tax payments, net	$10,256	$13,482	$1,962	$15,283

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
PREDECESSOR COMPANIES
Balance, January 1, 2000	$359	$593,106	$175,690	$(3,639)	$(103,832)	$661,684
Comprehensive income:
Net income	—	—	120,676	—	—
Currency translation adjustment, net of tax of $(10,135)	—	—	—	(15,852)	—
Additional minimum pension liability, net of tax of $(323)	—	—	—	(505)	—
Total comprehensive income						104,319
Preferred stock dividends	—	—	(18,906)	—	—	(18,906)
Exercise of stock options	—	723	—	—	5,963	6,686
Other	—	—	—	—	1,331	1,331

Balance, December 31, 2000	359	593,829	277,460	(19,996)	(96,538)	755,114
Comprehensive loss:
Net loss for the two months ended February 28, 2001	—	—	(29,119)	—	—
Currency translation adjustment, net of tax of $(1,124)	—	—	—	(1,758)	—
Cumulative effect from change in accounting policy for derivative instruments, net of tax of $936	—	—	—	1,464	—
Unrealized gains on cash flow hedges, net of tax of $252	—	—	—	561	—
Total comprehensive loss						(28,852)
Preferred stock dividends	—	—	(3,270)	—	—	(3,270)
Exercise of stock options	—	30	—	—	140	170

Balance, February 28, 2001	359	593,859	245,071	(19,729)	(96,398)	723,162
SUCCESSOR COMPANY
Recapitalization of equity due to acquisition of Company by Cendant Corporation	(359)	(550,027)	—	19,729	96,398	(434,259)
Forgiveness of intercompany debt by Cendant Corporation	—	125,000	—	—	—	125,000
Comprehensive loss:
Net loss for the period March 1, 2001 (Date of Acquisition) to December 31, 2001	—	—	(55,765)	—	—
Currency translation adjustment, net of tax of $(1,587)	—	—	—	(2,469)	—
Unrealized losses on cash flow hedges, net of tax of $(22,110)	—	—	—	(34,583)	—
Total comprehensive loss						(92,817)

Balance, December 31, 2001	—	168,832	189,306	(37,052)	—	321,086
Comprehensive income:
Net income	—	—	52,446	—	—
Currency translation adjustment, net of tax of $2,561	—	—	—	4,006	—
Unrealized losses on cash flow hedges, net of tax of $(9,062)	—	—	—	(14,380)	—
Additional minimum pension liability, net of tax of $(11,367)	—	—	—	(17,785)	—
Total comprehensive income						24,287

Balance, December 31, 2002	$—	$168,832	$241,752	$(65,211)	$—	$345,373

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in thousands)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Group Holdings, Inc. and its subsidiaries, including Avis Rent A Car System, (collectively, "the Company").

  On March 1, 2001, all the Company's common stock not then owned by Cendant Corporation ("Cendant") was acquired by PHH Corporation, a wholly-owned subsidiary of Cendant for approximately $994 million. Simultaneous with the acquisition, the Company was distributed to a Cendant subsidiary not within the PHH ownership structure and the Company's former fleet and fuel card businesses were retained by PHH. Accordingly, the Consolidated Financial Statements for the two months ended February 28, 2001 and for the year ended December 31, 2000 include the accounts and transactions of the Company and its former fleet management and fuel card businesses, which are presented as a discontinued operation (the "Predecessor Companies").

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

  Assets classified under management programs are generated in the Company's core business operations. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management programs is also provided by secured financing arrangements, which are classified as debt under management programs. Cash inflows and outflows relating to the generation and acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs.

  Pursuant to certain covenant requirements in an indenture under which the Company issued debt, the Company continues to operate and maintain its status as a separate public reporting entity.

  Revenue Recognition

  Revenue is recognized over the period the vehicle is rented.

  Advertising Expense

  Advertising costs are expensed in the period incurred and approximated $58.0 million, $41.0 million, $15.1 million and $76.7 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

  Derivative Instruments

  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive loss. Changes in fair value of derivative not designated as hedging instruments are recognized currently in earnings and included as a components of net non-vehicle interest expense. Amounts included in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged item affects earnings.

  Environmental Costs

  The Consolidated Balance Sheets include approximately $5.6 million and $4.3 million of liabilities with respect to environmental costs at December 31, 2002 and 2001, respectively. The Company's operations include the storage and dispensing of gasoline. The Company accrues losses associated with the remediation of accidental fuel discharges when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractor and monitoring expenses. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

  Cash and Cash Equivalents

  The Company considers unrestricted deposits and highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

  Restricted Cash

  Restricted cash includes cash and investments that are not readily available for normal Company disbursements and which have been set aside as required under the Company's debt covenants to satisfy the Company's insurance related and other commitments. The restricted cash balance classified as assets held under management programs at December 31, 2001 was held as collateral for outstanding vehicle debt that was not callable and, therefore, could not be immediately repaid. During 2002, the restricted cash was depleted through the normal purchase of vehicles. These vehicles have replaced the restricted cash as collateral for outstanding vehicle debt.

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

  Goodwill and Identifiable Intangible Assets

  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 8—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142). In connection with the implementation of SFAS No. 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. The Company reviewed the carrying value of its reporting units by comparing such amounts to their fair value and determined that the carrying amounts of the reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. Additionally, pursuant to SFAS No. 142, as of January 1, 2002, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. During 2002, the Company determined that such assets were not impaired.

  Vehicles Depreciation and Lease Charges, net

  Rental vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. Vehicles are depreciated on a straight-line basis at rates ranging from 10% to 29% per annum based on their estimated useful lives. Such depreciation rates consider the contracted residual values which are guaranteed to be paid for the vehicles when returned to the manufacturers and are a function of the number of months between the original purchase date of the vehicle and the sale date of the vehicle back to the manufacturers. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation expense.

  Asset Impairments

  The Company evaluates the recoverability of its long-lived assets, including goodwill and indefinite-lived intangible assets for the periods before January 1, 2002, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets.

  Public Liability, Property Damage and Other Insurance Liabilities, Net

  Insurance liabilities on the Company's Consolidated Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which the Company is self-insured. The Company estimates the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company's historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

  Changes in Accounting Policies

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell.

  The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

  Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $10.9 million ($7.6 million, after tax) in the Consolidated Statement of Operations on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard and to derivatives not designated as hedges. The Company has also recognized a cumulative-effect-type adjustment in the amount of $2.4 million ($1.5 million after tax) in accumulated other comprehensive loss in the Consolidated Balance Sheet attributable to derivatives designated as cash-flow-like hedges prior to the adoption of SFAS No. 133.

  Recently Issued Accounting Pronouncements

  Early Extinguishment of Debt.    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The Company will adopt these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to the Company.

  Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt this standard on January 1, 2003, as required.

  Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company has applied the disclosure provisions of this Interpretation as of December 31, 2002, as required.

  Stock-Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123,

  "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS No. 148 as of December 31, 2002, as required and presented below.

  The following table illustrates the effect on net income (loss) if the fair value based method had been applied during each period presented.

		March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Reported net income (loss)	$52,446	$(55,765)	$(29,119)	$120,676
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18,018)	(5,400)	(1,719)	(10,782)

Pro forma net income	$34,428	$(61,165)	$(30,838)	$109,894

  Pro forma compensation expense reflected for prior periods is not necessarily indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Future expense may vary based upon factors such as the number of awards granted and the then-current fair market value of such awards.

  Detailed information regarding compensation expense for stock awards can be found in Note 15—Stock Option Plans.

2.    Discontinued Operations

  Summarized financial data of discontinued operations, as discussed in Note 1—Summary of Significant Accounting Policies, is as follows:

	Two Months Ended February 28, 2001	Year Ended December 31, 2000
Revenues	$255,548	$1,630,208

Income before provision for income taxes	9,992	116,774
Provision for income taxes	5,045	52,462

Net income	$4,947	$64,312

  No gain or loss was recognized on the sale of the Company's former fleet management and fuel card businesses.

  The income from discontinued operations includes certain intercompany charges from the Predecessor Companies for costs it had incurred on behalf of the fleet management and fuel card businesses, which are detailed, as follows:

	Two Months Ended February 28, 2001	Year Ended December 31, 2000
Interest on intercompany loans	$342	$6,230
Employee benefits cost	963	5,824

	$1,305	$12,054

3.    Unusual Charges

  During the period March 1, 2001 (Date of Acquisition) to December 31, 2001, the Company incurred unusual charges of $48.6 million primarily in connection with the September 11, 2001 terrorist attacks. Such unusual charges primarily consisted of $41.2 million in connection with the rationalization of the Company's rental fleet (reflecting charges related to the reduction in the fleet, representing the difference between the carrying amount of the vehicles and the fair value of the vehicles less costs to sell, as well as corresponding personnel reductions) in response to anticipated reduction in the volume following the September 11, 2001 terrorist attack, $1.9 million for marketing program cancellations and $5.5 million in other costs.

4.    Acquisitions and Disposition

  Assets acquired and liabilities assumed in business combinations were recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company's Consolidated Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

  2002 Acquisitions

  During the year ended December 31, 2002, the Company purchased two domestic and one international franchisees for approximately $16.6 million in cash, resulting in goodwill of approximately $7.2 million. These acquisitions were not significant individually or in the aggregate to the Company's results of operations, financial position or cash flow.

  2001 Acquisitions

  The Company purchased franchisees during the ten months ended December 31, 2001 for $28.6 million, resulting in goodwill of approximately $23.7 million. These acquisitions were not significant individually or in the aggregate to the Company's results of operations, financial position or cash flows.

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

5.    Income Taxes

  The Company files its own U.S. consolidated federal income tax return and files separate income tax returns in states where a consolidated return is not permitted. Subsequent to February 28, 2001, the Company files consolidated and combined state income tax returns with Cendant in jurisdictions where permitted. Subsequent to December 31, 2002, the Company will be included in Cendant's consolidated federal income tax return.

  The income tax provision (benefit) consists of:

		March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Current
Federal	$(3,289)	$—	$—	$—
State	5,007	—	200	450
Foreign	11,435	12,380	1,564	759

	13,153	12,380	1,764	1,209

Deferred
Federal	20,514	(23,247)	(14,602)	26,281
State	(2,685)	(1,243)	(2,828)	3,383
Foreign	—	(1,975)	(117)	11,867

	17,829	(26,465)	(17,547)	41,531

Provision (benefit) for income taxes	$30,982	$(14,085)	$(15,783)	$42,740

  Pre-tax income (loss) for domestic and foreign operations consisted of the following:

		March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Domestic	$46,930	$(94,664)	$(45,983)	$70,247
Foreign	35,689	24,814	3,746	28,857

Pre-tax income (loss)	$82,619	$(69,850)	$(42,237)	$99,104

  Deferred income tax assets and liabilities consisted of:

	December 31, 2002	December 31, 2001
Deferred income tax assets
Accrued liabilities and accounts payable	$241,678	$344,066
Public liability, property damage and other insurance liabilities	59,015	88,888
Net operating loss carryforwards	199,852	148,150
Alternative minimum income tax credit carryforwards	7,781	5,846
Investment tax credit carryforward	2,265	2,265
Valuation allowance(a)	(18,265)	(18,265)

	492,326	570,950
Deferred income tax liability
Prepaid expense and other	10,991	22,863

Net deferred income tax assets	$481,335	$548,087

Management program deferred income tax liability
Vehicle depreciation and other	$288,005	$315,905

(a)
The valuation allowance of $18.3 million at December 31, 2002 relates to deferred tax assets for state net operating loss carryforwards and investment tax credit carryforwards of $16 million and $2.3 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

  As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $512.1 million. These carryforwards expire as follows: 2004, $78.1 million; 2007, $67.7 million; 2008, $41.0 million; 2009, $18.3 million; 2011, $1.1 million; 2017, $83.7 million; 2018, $1.1 million; 2019, $36.0 million and 2021, $185.1 million.

  In the normal course of business, the Company is subject to audit by the Internal Revenue Service ("IRS"). As of December 31, 2002, the 1996 & 1997 tax years are under audit by the IRS. The Company's management believes that such audits will not have a material adverse effect on the Company's results of operations, liquidity or financial condition.

  No provision has been made for U.S. federal deferred income taxes on approximately $138.0 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2002 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. statutory tax rate as follows:

		March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.3)	(1.8)	(0.3)	1.9
Amortization of non-deductible goodwill	—	(12.9)	(1.3)	3.3
State income taxes, net of federal tax	3.3	1.2	4.0	2.5
Other	0.5	(1.3)	—	0.4

	37.5%	20.2%	37.4%	43.1%

6.    Property and Equipment, Net

  Property and equipment, net consisted of:

	December 31, 2002	December 31, 2001
Land	$23,755	$24,388
Buildings and leasehold improvements	147,292	121,133
Buses and support vehicles	79,648	76,581
Furniture, fixtures and equipment	84,095	45,713
Construction-in-progress	21,120	28,756

	355,910	296,571
Less: accumulated depreciation and amortization	(77,080)	(51,295)

	$278,830	$245,276

7.    Vehicles, Net

  Vehicles, net consisted of:

	December 31, 2002	December 31, 2001
Rental vehicles	$4,415,761	$3,740,333
Vehicles held for sale	144,283	56,601

	4,560,044	3,796,934
Less: accumulated depreciation	(386,197)	(368,041)

	$4,173,847	$3,428,893

  The components of vehicle depreciation and lease charges, net are summarized below:

		March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Depreciation expense	$633,223	$524,142	$104,336	$644,789
Lease charges	25,525	27,292	3,821	26,072
Losses on sales of vehicles, net	5,045	27,216	1,960	2,196

	$663,793	$578,650	$110,117	$673,057

  Depreciation expense is net of the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $156.1 million, $122.8 million, $14.4 million and $128.6 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the year ended December 31, 2000, respectively.

  Vehicle interest expense amounts are net of interest income of $3,532, $3,204, $658 and $5,758 for the year ended December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, the two months ended February 28, 2001 and year ended December 31, 2000, respectively.

8.    Intangible Assets

  Intangible assets consisted of:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists	$18,952	$1,760	$18,952	$800

Unamortized Intangible Assets
Goodwill	$1,254,401		$1,297,774	$26,582

  Customer lists are included in other assets on the Company's Consolidated Balance Sheets. Amortization expense relating to customer lists during the year ended December 31, 2002 was approximately $960 thousand. Amortization expense relating to all intangible assets during the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, was approximately $27.4 million, $2.1 million and $12.5 million, respectively, including the amortization of goodwill of $26.6 million, $2.1 million and $12.5 million, respectively. The Company expects amortization expense on intangible assets to approximate $1 million for each of the succeeding five years.

  The changes in the carrying amount of goodwill for 2002 are as follows:

Balance as of January 1, 2002	$1,271,192
Goodwill acquired during 2002	7,200
Adjustments to goodwill acquired in 2001	(23,991)

Balance as of December 31, 2002	$1,254,401

  Adjustments to goodwill from the 2001 acquisition of the Company by Cendant related to a reduction to the initial estimate of liabilities established in connection with pre-acquisition contingencies ($17 million) and a reduction to the initial estimate of the fair value of liabilities assumed in connection with contractual obligations ($15 million). Partially offsetting these decreases was an increase of $8 million to the original estimate of personnel costs associated with exiting activities, as detailed in Note 9—Accrued liabilities.

  Had the Company applied the non-amortization provisions of SFAS No. 142 for the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the year ended December 31, 2000 net income (loss) would have been as follows:

	March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Reported net income (loss)	$(55,765)	$(29,119)	$120,676
Add back: Goodwill amortization, net of tax	22,987	1,307	8,893

Pro forma net income (loss)	$(32,778)	$(27,812)	$129,569

9.    Accrued Liabilities

  Accrued liabilities consisted of:

	December 31, 2002	December 31, 2001
Payroll and related costs	$120,260	$94,300
Taxes, other than income taxes	34,709	30,391
Facility related	36,295	47,446
Interest	15,748	16,958
Sales and marketing	32,178	51,217
Other	175,819	194,353

	$415,009	$434,665

  Included within accrued liabilities in the above table are costs recognized by the Company in connection with exiting certain activities that the Company engaged in prior to its acquisition by Cendant on March 1, 2001. Such exiting costs and the corresponding utilization of the accrual are summarized as follows:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Additions	Balance at December 31, 2002
Personnel related	$35,925	$(19,444)	$—	$16,481	$(20,284)	$8,325	$4,522
Asset fair value adjustments	19,480	—	(18,674)	806	(886)	80	—
Facility related	7,692	(136)	—	7,556	(2,349)	—	5,207

Total	$63,097	$(19,580)	$(18,674)	$24,843	$(23,519)	$8,405	$9,729

  These exiting activities were formally committed to by the Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Cendant. The major area of anticipated cost reductions was the relocation of the Company's corporate headquarters. The Company closed its headquarters, relocated employees, abandoned assets and involuntarily terminated employees in connection with such relocation. The Company formally communicated the termination of employment to approximately 475 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees. The Company anticipates that the majority of the remaining personnel related costs will be paid during 2003.

10.    Due to Cendant Corporation and Affiliates, Net

  Due to (from) Cendant Corporation and affiliates, net, consisted of:

	December 31, 2002	December 31, 2001
Due to Cendant-working capital and trading, net(a)	$253,032	$281,544
Due from Cendant-demand-long-term(b)	(155,246)	(155,295)
Due to Cendant-long-term(c)	408,108	380,000
Due to other Cendant affiliates, net(d)	45,915	8,184

Total due to Cendant Corporation and affiliates, net	$551,809	$514,433

(a)
Represents funding for the Company's working capital and trading needs, which is provided by Cendant. Such intercompany funding accrues interest at a rate equal to LIBOR plus 87.5 basis points for amounts borrowed up to $155 million and LIBOR plus 140 basis points for borrowings exceeding such amount.
(b)
Represents borrowings by Cendant of the Company's restricted cash in return for a demand note.
(c)
Represents (i) the remaining debt of $137 million that the Company assumed in connection with the acquisition of the Company by Cendant and (ii) $396 million of funding the Company received from Cendant to repay outstanding borrowings under its existing revolving credit facility during 2001 ($368 million) and to repurchase $28.1 million of the Company's 11% Senior Subordinated Notes during 2002 (see Note 11—Non-Vehicle Debt). Approximately $125 million of the $368 million funded by Cendant in 2001 was forgiven by Cendant as of December 31, 2001. All such funding bears interest at LIBOR plus 140 basis points.
(d)
Primarily represents amounts due to a subsidiary of Cendant Corporation for reservation charges incurred during 2002, that are offset in part by other trading and funding activities between the Company and other Cendant affiliates.

  Included in revenues on the Company's Consolidated Statements of Operations is vehicle rental revenue earned from Cendant and its affiliates of approximately $49.8 million, $44.7 million, $7.5 million and, $61.3 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

  Included within total expenses on the Company's Consolidated Statement of Operations are the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

		March 1, 2001 (Date of Acquisition) to December 31, 2001	Predecessor Companies
	Year Ended December 31, 2002		Two Months Ended February 28, 2001	Year Ended December 31, 2000
Royalties(a)	$109,072	$85,002	$16,205	$104,538
Reservations(a)	56,230	45,763	8,496	55,976
Data processing(b)	36,044	50,723	11,395	53,106
Rent, corporate overhead allocations and other(b)	57,317	34,662	1,456	5,265
Interest on amounts due to Cendant Corporation and affiliates, net(c)	13,171	15,103	—	—

Total	$271,834	$231,253	$37,552	$218,885

(a)
Included within selling, general and administration expenses on the Company's Consolidated Statements of Operations.    This represents charges to the Company for royalty fees paid to Cendant Corporation for use of the Avis trade name.
(b)
Included within operating expenses on the Company's Consolidated Statements of Operations.
(c)
Included within non-vehicle interest, net on the Company's Consolidated Statements of Operations.

  These charges, including corporate overhead allocations, are determined in accordance with various intercompany agreements, which are based upon factors, such as square footage, employee salaries and computer usage time.

  Additionally, Cendant charges the Company a royalty fee of 4.4% for the use of its Avis trade name. Such fee consists of a base royalty of 3.0% of the gross revenue and a supplemental royalty of 1.4% of the gross revenue payable quarterly in arrears (which will increase periodically to a maximum of 1.5% in 2003 and continue through 2047).

  The Company acquires its fleet through, and leases it from AESOP Leasing L.P. ("AESOP"), a wholly-owned and consolidated subsidiary. The Company subleases a portion of its fleet to Budget Rent A Car System, Inc. ("Budget"), a wholly-owned subsidiary of Cendant not within the Company's ownership structure. As of December 31, 2002, the Company had $182 million of vehicles recorded as a component of vehicle debt on its Consolidated Balance Sheet that were subleased to Budget. These vehicles were purchased with proceeds received from the issuance of variable funding rental car asset-backed notes under the AESOP Funding Program in December 2002.

  The Company charges Budget a monthly fee equal to the leased vehicles' monthly depreciation expense, vehicle debt interest expense and certain related administrative expenses.

11.    Non-Vehicle Debt

  Non-vehicle debt consisted of:

	December 31, 2002	December 31, 2001
11% senior subordinated notes	$530,146	$583,541
Other	4,085	4,718

	$534,231	$588,259

  The Company's 11% senior subordinated notes are unsecured senior subordinated obligations due in May 2009 and are redeemable at the Company's option at the appropriate redemption prices plus accrued interest through the redemption date at any time, in whole or in part, after May 1, 2004. If redeemed during the twelve-month period beginning on May 1, 2004, 2005, 2006 and 2007 (and thereafter), the redemption price will be 105.5%, 103.667%, 101.833% and 100.00%, respectively. These notes are subordinated in the right of payment to all the Company's existing and future senior indebtedness and are unconditionally guaranteed on a senior subordinated basis by certain of the Company's domestic subsidiaries.

  The change in balance of the 11% senior subordinated notes reflects redemptions of $26 million in face value of these notes, with a carrying value of $29 million, for $28 million in cash and approximately $25 million related to the amortization of a premium. In connection with such redemptions, the Company recorded an extraordinary gain of $1.3 million ($809 thousand, after tax)

  These notes contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens and liquidations, and also require the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all restrictive and financial covenants.

12.    Vehicle Debt

  Vehicle debt consisted of:

	December 31, 2002	December 31, 2001
Commercial paper notes	$—	$119,998
Series 2002-2 variable funding rental car asset-backed notes	404,000	—
Series 2002-4 variable funding rental car asset-backed notes	90,000	—
Series 2001-2 auction rate rental car asset-backed notes	185,000	40,000
Series 1997-1B 6.40% rental car asset-backed medium-term notes	—	850,000
Series 1998-1 6.14% rental car asset-backed medium-term notes	600,000	600,000
Series 2000-1 floating rate rental car asset-backed notes	250,000	250,000
Series 2000-2 floating rate rental car asset-backed notes	300,000	300,000
Series 2000-3 floating rate rental car asset-backed notes	200,000	200,000
Series 2000-4 floating rate rental car asset-backed notes	500,000	500,000
Series 2001-1 floating rate rental car asset-backed notes	750,000	750,000
Series 2002-1 3.85% rental car asset-backed medium-term notes	499,795	—
Series 2002-1 floating rate rental car asset-backed notes	250,000	—
Other	216,908	161,343

	$4,245,703	$3,771,341

  Vehicle debt represents asset-backed funding arrangements whereby the Company or its wholly-owned and consolidated special purpose entities issue debt or enter into loans collateralized by vehicles that were purchased with the proceeds received, letters of credit and restricted cash. The Company's vehicle debt is primarily issued under AESOP Funding, which is a domestic financing program that provides for the issuance of fixed and variable rate notes to support the acquisition of vehicles used in the Company's operations. The Company owns all vehicles that collateralize the vehicle debt. Such vehicles are generally covered by agreements whereby manufacturers guarantee a specified repurchase price for vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all of the vehicles supporting this facility are held in a bankruptcy remote trust and the Company acts as a servicer of all the vehicles. All of the debt issued under this program is classified as debt under management programs on the Company's Consolidated Balance Sheets.

  As of December 31, 2002 and 2001, the Company's asset-backed funding arrangements under the AESOP Funding program provided for the issuance of up to $4.36 billion and $4.45 billion of debt, respectively. Amounts outstanding under the AESOP Funding program approximated $4.0 billion and $3.6 billion and at December 31, 2002 and 2001, respectively, with $366 million and $850 million of availability under the AESOP Funding program at December 31, 2002 and 2001, respectively. In addition, the Company had other outstanding vehicle debt of approximately $217 million and $161 million at December 31, 2002 and 2001, respectively, and availability of approximately $190 million and $214 million under other funding arrangements as of December 31, 2002 and 2001, respectively.

  On July 25, 2002, the Company issued $750 million of rental car asset backed notes under its AESOP Funding Program. Approximately $500 million of such notes bear interest at a fixed rate of 3.85% and $250 million of such notes bear interest at a floating rate of LIBOR plus 29 basis points at December 31, 2002.

  In December 2002, the Company issued $494 million of variable funding rental car asset-backed notes under the AESOP Funding program and repaid all amounts outstanding in commercial paper notes.

  At December 31, 2002 and 2001 the weighted average interest rate on the auction rate notes was 1.51% and 2.15%, respectively. The interest rate on such notes is expected to change every 35 days as it is a market derived rate determined by auction. The weighted average interest rate on the fixed rate and floating rate rental car asset-backed notes was 3.06% and 3.34% at December 31, 2002 and 2001, respectively. At December 31, 2002 the weighted average interest rate on the Series 2002-2 and Series 2002-4 variable funding rental car asset-backed notes was 1.44%. At December 31, 2001 the weighted average interest rates on the Company's commercial paper notes was 2.09%.

  As of December 31, 2002, the contractual final maturities of vehicle debt are as follows:

Amount
2003	$947,787
2004	734,755
2005	1,997,796
2006	2,128
2007	557,368
Thereafter	5,869

$4,245,703

  The amortization of debt under management programs generally corresponds with the amortization of assets under management programs. As such, debt service for most of the Company's secured debt under management programs can be provided from the liquidation of assets under management programs.

  Debt under the Company's AESOP Funding Program contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all such restrictive and financial covenants.

13.    Financial Instruments

  Consistent with its risk management policies, the Company manages interest rate risks using derivative instruments. The accounting policy for these derivatives is described in Note 1—Summary of Significant Accounting Policies.

  Interest Rate Risk

  The Company's vehicle debt is exposed to interest rate fluctuations. The Company's hedging strategy is to use derivative financial instruments, principally interest rate swaps and caps, to create a desired mix of fixed and floating rate debt.

  The Company's debt used to finance much of its operations is exposed to interest rate fluctuations. The derivatives used to mange the risk associated with the Company's floating rate debt were designated as cash flow hedges. For the year ended December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and the two months ended February 28, 2001 the Company recorded net (losses) gains of $(14.4) million, $(34.6) million, and $2 million, respectively to other comprehensive loss. The amount of gains or losses reclassified from other comprehensive loss to earnings resulting from ineffectiveness or from excluding a component of the derivatives gain or loss from the effectiveness calculation for cash flow hedges for the year ended December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and the two months ended February 28, 2001 was not material to the Company's results of operations. The amount of losses the

  Company expects to reclassify from other comprehensive loss to earnings during the next twelve months is not material.

  Credit Risk and Exposure

  The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Operations during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2002 and 2001. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

  Fair Value

  The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company believes that it is not practicable to estimate the current fair value of the amount due to Cendant and Affiliates, net, because of the related party nature of the transactions. (See Note 10—Due to Cendant Corporation and Affiliates, net).

  The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

  The carrying amounts and estimated fair values of all financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$25,252	$25,252	$13,311	$13,311
Restricted cash	59,012	59,012	65,595	65,595
Non-vehicle debt	534,231	524,770	588,259	544,632
Derivatives assets
Interest rate caps	17,473	17,473	29,310	29,310
Assets under management programs
Restricted cash	2,462	2,462	581,187	581,187
Liabilities under management programs
Vehicle debt, excluding interest rates swaps and caps	4,148,159	4,203,094	3,685,337	3,723,448
Interest rate swaps and caps	97,544	97,544	86,004	86,004

14.    Stockholder's Equity

  Accumulated Other Comprehensive Loss

  Accumulated other comprehensive loss consisted of:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2000	$(2,719)	$—	$(920)	$(3,639)
Current period change	(15,852)	—	(505)	(16,357)

Balance, December 31, 2000	(18,571)	—	(1,425)	(19,996)
Current period change	(1,758)	2,025	—	267

Balance February 28, 2001	(20,329)	2,025	(1,425)	(19,729)
Recapitalization of equity	20,329	(2,025)	1,425	19,729
Current period change	(2,469)	(34,583)	—	(37,052)

Balance, December 31, 2001	(2,469)	(34,583)	—	(37,052)
Current period change	4,006	(14,380)	(17,785)	(28,159)

Balance, December 31, 2002	$1,537	$(48,963)	$(17,785)	$(65,211)

15.    Stock Option Plans

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

  The activity of the Company's former stock option plans, under which the Company had, prior to March 1, 2001, issued options to purchase shares of Avis Group Holdings, Inc., consisted of:

	Options	Weighted Average Exercise Price
Balance at January 1, 2000	6,933,613	$21.41
Granted at fair market value	1,411,502	24.22
Exercised	(336,757)	18.36
Forfeited	(460,482)	27.01

Balance at December 31, 2000	7,547,876	21.73
Exercised	(6,480)	32.76
Forfeited	(6,830)	32.76
Exchanged for cash in connection with the acquisition of the Company by Cendant	(6,741,559)	21.63

Converted at March 1, 2001	793,007	$21.63

  The weighted-average grant-date fair value of these stock options, which were granted during 2000, was $10.22.

  There were no options granted during the two month period ended February 28, 2001. Accordingly, the pro forma compensation expense for the two months ended February 28, 2001 is based on the vesting schedule of options granted in prior years.

  The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2000:

December 31, 2000
Dividend yield	—
Expected volatility	17.3%
Risk-free interest rate	6.3%
Expected holding period (years)	0.3

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

  As permitted by SFAS No. 123, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, Cendant did not recognize compensation expense upon the issuance of CD common stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. Therefore, the Company was not allocated compensation expense. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123. On January 1, 2003, Cendant plans to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and will elect to use the prospective transition method permitted by SFAS No. 148, as described in Note 1—Summary of Significant Accounting Policies. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, Cendant will allocate compensation expense to the Company for all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method.

  During 2002, Cendant's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. In connection with such action, approximately 2.5 million options with a weighted average exercise price of $18.96, substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by the Company through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year. The Company's senior executive officers were not eligible for this modification. In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there was no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying Cendant common stock on August 27, 2002 was less than the exercise price of the modified options.

  The annual activity of the Company's portion of the Cendant's stock option plans consisted of:

	Options	Weighted Average Exercise Price
Balance at March 1, 2001	2,530,813	$28.44
Converted at March 1, 2001	1,958,729	8.76
Granted at fair market value	3,134,050	13.90
Exercised	(134,388)	10.30
Forfeited	(67,766)	15.06

Balance at December 31, 2001	7,421,438	17.55
Granted at fair market value	1,970,552	19.03
Exercised	(167,184)	11.68
Forfeited	(1,124,284)	15.99

Balance at December 31, 2002	8,100,522	18.36

  The table below summarizes information regarding Cendant's outstanding and exercisable stock options issued to the Company's employees as of December 31, 2002:

Range of Exercise Prices	Number of Options	Outstanding Options Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	668,285	7.3	$9.02	380,170	$8.71
$10.01 to $20.00	5,617,928	8.3	16.02	4,203,586	16.81
$20.01 to $30.00	568,496	6.0	22.65	568,496	22.65
$30.01 to $40.00	1,245,813	3.8	31.94	1,245,813	31.94

	8,100,522	7.4	$18.36	6,398,065	$19.80

  The weighted-average grant-date fair value of Cendant common stock options granted during 2002 and 2001 was $8.37 and $6.37, respectively.

  The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2002 and 2001:

	Year Ended December 31, 2002	Period March 1, 2001 (Date of Acquisition) to December 31, 2001
Dividend yield	—	—
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.2%	4.4%
Expected holding period (years)	4.5	4.5

  See Note 1—Summary of Significant Accounting Policies for the effect on net income had the Company elected to recognize and measure compensation expense for its stock option grants to its employees based on the fair value method.

16.    Employee Benefit Plans

  Cendant and the Company sponsor several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The

  Company's cost for the matching contributions to these plans was $7.7 million, $2.1 million, $0.4 million and $2.4 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and for the year ended December 31, 2000, respectively.

  Cendant and the Company sponsor domestic non-contributory defined benefit pension plans covering certain eligible employees. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans, including the Company's portion of the Cendant Pension Plan, were $109 million and $98 million at December 31, 2002 and 2001, respectively. The fair value of the plan assets, including the Company's portion of the Cendant Pension Plan, was $98 million and $107 million at December 31, 2002 and 2001, respectively. Accordingly, the plans were underfunded by $11 million primarily due to the deflation of the financial markets and a decline in interest rates. However, the pension liability recorded by the Company (as a component of accrued liabilities on the Company's Consolidated Balance Sheets) as of December 31, 2002 and 2001 approximated $15.7 million and $7.8 million, respectively, of which approximately $17.8 million represents additional minimum pension liability included in accumulated other comprehensive loss at December 31, 2002. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company determines to be appropriate. The net pension cost were not material to the accompanying Consolidated Financial Statements.

17.  Commitments and Contingencies

  Lease Commitments

  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

  Future minimum lease payments required under noncancelable operating leases including payments under agreements for minimum airport rents, as of December 31, 2002 are as follows:

Year	Amount
2003	157,243
2004	122,020
2005	86,339
2006	65,037
2007	40,817
Thereafter	259,248

$730,704

  At December 31, 2002, future minimum rental commitments include $14.7 million due to a subsidiary of Cendant related to the Company's Virginia Beach processing facility. During the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, the Company incurred total rental expense of $273.2 million, $222.4 million, $44.2 million and $275.9 million, respectively, inclusive of contingent rental expense of $68.6 million, $56.3 million, $12.3 million, and $98.6 million, respectively, based on car rental transaction volume.

  The Company maintains certain agreements with airports that allow the Company to conduct its operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid regardless of the amount of revenue generated by the on-site operations. Such fees are recorded by the Company as a component of the total rental expense. During 2002, the Company paid a required amount of $210.6 million under these agreements.

  Commitments to Purchase Vehicles

  The Company maintains agreements with certain vehicle manufacturers, including General Motors, whereby the Company is required to purchase approximately $1.5 billion of vehicles from these manufacturers during 2003. Under the terms of these agreements, which expire in 2006.

  Litigation Contingencies

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Parent Company Litigation

  Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of its principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. However, Cendant does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  Standard Guarantees/Indemnifications

  In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real estate, (iii) use of derivatives and (iv) issuances of debt. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts and (iv) underwriters in debt issuances. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

18.    Segment Information

  The Company operates in one segment, vehicle rental, whereby it operates the Avis car rental franchise system and rents vehicles to business and leisure travelers. The Company's operations are divided into the following three main geographic areas:

	United States	Australia/ New Zealand	Canada	All Other Countries	Total
Year Ended December 31, 2002
Revenues	$2,252,508	$119,701	$111,282	$28,707	$2,512,198
Total assets	6,254,413	103,419	241,343	198,468	6,797,643
Net property and equipment	264,092	6,712	6,727	1,299	278,830
Period March 1, 2001 (Date of Acquisition) to December 31, 2001
Revenues	$1,796,627	$86,471	$93,503	$25,358	$2,001,959
Total assets	6,216,238	72,891	195,550	53,404	6,538,083
Net property and equipment	230,435	6,140	7,032	1,669	245,276
PREDECESSOR COMPANIES
Two Months Ended February 28, 2001
Revenues	$344,496	$21,547	$13,241	$6,537	$385,821
Year Ended December 31, 2000
Revenues	$2,356,318	$118,215	$106,167	$32,776	$2,613,476
Total assets	6,074,610	125,965	244,923	74,508	6,520,006
Net property and equipment	187,583	5,937	7,999	1,767	203,286

19.    Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

  The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2002 and 2001 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the year ended December 31, 2002 the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and as to the Predecessor Companies for the two months ended February 28, 2001 and for the year ended December 31, 2000 of: (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$2,252,507	$259,691	$—	$2,512,198

Expenses
Operating, net	—	904,998	114,699	—	1,019,697
Vehicle depreciation and lease charges, net	—	602,369	61,424	—	663,793
Selling, general and administrative	—	427,177	33,297	—	460,474
Vehicle interest, net	13,836	189,774	1,911	—	205,521
Non-vehicle interest, net	30,173	12,624	—	—	42,797
Non-vehicle depreciation and amortization	960	33,405	2,932	—	37,297

Total expenses	44,969	2,170,347	214,263	—	2,429,579

Income (loss) before equity in earnings of subsidiaries	(44,969)	82,160	45,428	—	82,619
Equity in earnings of subsidiaries	69,095	28,392	—	(97,487)	—

Income before income taxes	24,126	110,552	45,428	(97,487)	82,619
Provision (benefit) for income taxes	(27,511)	41,457	17,036	—	30,982

Income before extraordinary gains	51,637	69,095	28,392	(97,487)	51,637
Extraordinary gains, net of tax	809	—	—	—	809

Net income	$52,446	$69,095	$28,392	$(97,487)	$52,446

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the period March 1, 2001 (Date of Acquisition) to December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,796,626	$205,333	$—	$2,001,959

Expenses
Operating, net	—	677,471	92,298	—	769,769
Vehicle depreciation and lease charges, net	—	528,309	50,341	—	578,650
Selling, general and administrative	—	364,810	24,893	—	389,703
Vehicle interest, net	11,530	173,859	2,941	—	188,330
Non-vehicle interest, net	26,949	16,396	—	—	43,345
Non-vehicle depreciation and amortization	17,329	33,345	2,779	—	53,453
Unusual charges	2,132	45,182	1,245	—	48,559

Total expenses	57,940	1,839,372	174,497	—	2,071,809

Income (loss) before equity in earnings of subsidiaries	(57,940)	(42,746)	30,836	—	(69,850)
Equity in earnings (losses) of subsidiaries	(14,475)	24,607	—	(10,132)	—

Income (loss) before income taxes	(72,415)	(18,139)	30,836	(10,132)	(69,850)
Provision (benefit) for income taxes	(16,650)	(3,664)	6,229	—	(14,085)

Net income (loss)	$(55,765)	$(14,475)	$24,607	$(10,132)	$(55,765)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Predecessor Companies)
For the Two Months Ended February 28, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$344,496	$41,325	$—	$385,821

Expenses
Operating, net	—	154,747	19,340	—	174,087
Vehicle depreciation and lease charges, net	—	100,718	9,399	—	110,117
Selling, general and administrative	—	77,866	5,363	—	83,229
Vehicle interest, net	2,306	40,375	944	—	43,625
Non-vehicle interest,net	9,167	—	—	—	9,167
Non-vehicle depreciation and amortization	—	7,282	551	—	7,833

Total expenses	11,473	380,988	35,597	—	428,058

Income (loss) before equity in earnings of subsidiaries	(11,473)	(36,492)	5,728	—	(42,237)
Equity in earnings (losses) of subsidiaries	(25,645)	9,950	—	15,695	—

Income (loss) before income taxes	(37,118)	(26,542)	5,728	15,695	(42,237)
Provision (benefit) for income taxes	(7,999)	(9,926)	2,142	—	(15,783)

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Income (loss) from discontinued operations, net of tax	—	(6,358)	11,305	—	4,947

Income (loss) before cumulative effect of accounting change	(29,119)	(22,974)	14,891	15,695	(21,507)
Cumulative effect of accounting change, net of tax	—	(2,671)	(4,941)	—	(7,612)

Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Predecessor Companies)
For the Year Ended December 31, 2000

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$2,356,319	$257,157	$—	$2,613,476

Expenses
Operating, net	—	842,266	123,560	—	965,826
Vehicle depreciation and lease charges, net	—	610,607	62,450	—	673,057
Selling, general and administrative	—	432,101	33,048	—	465,149
Vehicle interest, net	13,836	232,713	4,005	—	250,554
Non-vehicle interest, net	108,872	—	—	—	108,872
Non-vehicle depreciation and amortization	—	47,389	3,525	—	50,914

Total expenses	122,708	2,165,076	226,588	—	2,514,372

Income (loss) before equity in earnings of subsidiaries	(122,708)	191,243	30,569	—	99,104
Equity in earnings of subsidiaries	140,455	116,164	—	(256,619)	—

Income before income taxes	17,747	307,407	30,569	(256,619)	99,104
Provision (benefit) for income taxes	(102,929)	132,493	13,176	—	42,740

Income from continuing operations	120,676	174,914	17,393	(256,619)	56,364
Income (loss) from discontinued operations, net of tax	—	(34,459)	98,771	—	64,312

Net income	$120,676	$140,455	$116,164	$(256,619)	$120,676

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$69	$10,886	$14,297	$—	$25,252
Restricted cash	—	—	59,012	—	59,012
Receivables	—	122,436	36,294	—	158,730
Prepaid expenses	—	40,113	9,685	—	49,798
Deferred income tax	157,713	315,856	7,766	—	481,335
Property and equipment, net	—	264,091	14,739	—	278,830
Investment in consolidated subsidiaries	746,729	664,644	—	(1,411,373)	—
Goodwill	801,243	449,760	3,398	—	1,254,401
Other assets	15,059	15,903	24,555	—	55,517

Total assets exclusive of assets under management programs	1,720,813	1,883,689	169,746	(1,411,373)	2,362,875

Assets under management programs:
Restricted cash	—	83	2,379	—	2,462
Vehicles, net	—	(102,326)	4,276,173	—	4,173,847
Due from vehicle manufacturers	—	20,758	237,701	—	258,459

	—	(81,485)	4,516,253	—	4,434,768

Total assets	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(78,584)	$418,917	$(134,606)	$—	$205,727
Accrued liabilities	8,683	379,090	27,236	—	415,009
Due to (from) Cendant Corporation and affiliates, net	908,508	11,997	(368,696)	—	551,809
Non-vehicle debt	530,146	4,085	—	—	534,231
Public liability, property damage and other insurance liabilities	—	142,423	69,363	—	211,786

Total liabilities exclusive of liabilities under management programs	1,368,753	956,512	(406,703)	—	1,918,562

Liabilities under management programs:
Vehicle debt	—	97,544	4,148,159	—	4,245,703
Deferred income taxes	6,687	1,419	279,899	—	288,005

	6,687	98,963	4,428,058	—	4,533,708

Stockholder's equity	345,373	746,729	664,644	(1,411,373)	345,373

Total liabilities and stockholder's equity	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$18	$5,210	$8,083	$—	$13,311
Restricted cash	—	—	65,595	—	65,595
Receivables, net		142,386	25,986	—	168,372
Prepaid expenses		34,569	7,974	—	42,543
Deferred income tax	221,741	326,332	14	—	548,087
Property and equipment, net		230,429	14,847	—	245,276
Investment in consolidated subsidiaries	677,401	628,280	—	(1,305,681)	—
Goodwill, net	825,234	443,000	2,958	—	1,271,192
Other assets	16,020	34,791	30,202	—	81,013

Total assets exclusive of assets under management programs	1,740,414	1,844,997	155,659	(1,305,681)	2,435,389

Assets under management programs:
Restricted cash	—	9,457	571,730	—	581,187
Vehicles, net	—	(128,932)	3,557,825	—	3,428,893
Due from vehicle manufacturers	—	7,855	84,759	—	92,614

	—	(111,620)	4,214,314	—	4,102,694

Total assets	$1,740,414	$1,733,377	$4,369,973	$(1,305,681)	$6,538,083

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$—	$151,379	$212,512	$—	$363,891
Accrued liabilities	109,143	300,337	25,185	—	434,665
Due to (from) Cendant Corporation and affiliates, net	726,645	63,214	(275,426)	—	514,433
Non-vehicle debt	583,540	4,719	—	—	588,259
Public liability, property damage and other insurance liabilities	—	166,432	62,071	—	228,503

Total liabilities exclusive of liabilities under management programs	1,419,328	686,081	24,342	—	2,129,751

Liabilities under management programs:
Vehicle debt	—	86,004	3,685,337	—	3,771,341
Deferred income taxes	—	283,891	32,014	—	315,905

	—	369,895	3,717,351	—	4,087,246

Stockholder's equity	321,086	677,401	628,280	(1,305,681)	321,086

Total liabilities and stockholder's equity	$1,740,414	$1,733,377	$4,369,973	$(1,305,681)	$6,538,083

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$52,446	$69,095	$28,392	$(97,487)	$52,446
Adjustments to arrive at income from continuing operations	(809)	—	—	—	(809)

Income from continuing operations	51,637	69,095	28,392	(97,487)	51,637
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities exclusive of management programs	(154,051)	(86,950)	276,886	—	35,885

Net cash provided by (used in) operating activities exclusive of management programs	(102,414)	(17,855)	305,278	(97,487)	87,522

Management programs:
Vehicle depreciation	—	587,616	45,607	—	633,223

Net cash provided by (used in) operating activities	(102,414)	569,761	350,885	(97,487)	720,745

Investing Activities
Property and equipment additions	—	(73,457)	(3,680)	—	(77,137)
Retirements of property and equipment	—	6,121	1,363	—	7,484
Payments for purchase of rental car franchise licensees	—	(16,281)	(348)	—	(16,629)
Investment in subsidiaries	(69,095)	(28,392)	—	97,487	—

Net cash used in investing activities exclusive of management programs	(69,095)	(112,009)	(2,665)	97,487	(86,282)

Management programs:
Decrease in restricted cash	—	9,374	569,351	—	578,725
Increase in due from vehicle manufacturers	—	(12,903)	(152,536)	—	(165,439)
Investment in vehicles	—	(127,958)	(5,936,049)	—	(6,064,007)
Payments received on investment in vehicles sold	—	(470,429)	5,035,918	—	4,565,489

	—	(601,916)	(483,316)	—	(1,085,232)

Net cash used in investing activities	(69,095)	(713,925)	(485,981)	97,487	(1,171,514)

Financing Activities
Net decrease in non-vehicle debt	(28,141)	(633)	—	—	(28,774)
Increase (decrease) in due to Cendant Corporation and affiliates, net	199,701	157,039	(321,637)	—	35,103

Net cash provided by (used in) financing activities exclusive of management programs	171,560	156,406	(321,637)	—	6,329

Management programs:
Net increase in vehicle debt	—	—	462,494	—	462,494
Payments for debt issuance costs	—	(6,566)	—	—	(6,566)

	—	(6,566)	462,494	—	455,928

Net cash provided by financing activities	171,560	149,840	140,857	—	462,257

Effect of changes in exchange rates on cash a cash equivalents	—	—	453	—	453

Net increase in cash and cash equivalents	51	5,676	6,214	—	11,941
Cash and cash equivalents, beginning of year	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of year	$69	$10,886	$14,297	$—	$25,252

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Period March 1, 2001 (Date of Acquisition) to December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(55,765)	$(14,475)	$24,607	$(10,132)	$(55,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities exclusive of management programs	(152,228)	120,251	(38,458)	—	(70,435)

Net cash provided by (used in) operating activities exclusive of management programs	(207,993)	105,776	(13,851)	(10,132)	(126,200)

Management programs:
Vehicle depreciation	—	486,722	37,420	—	524,142

Net cash provided by (used in) operating activities	(207,993)	592,498	23,569	(10,132)	397,942

Investing Activities
Property and equipment additions	—	(47,550)	(2,596)	—	(50,146)
Retirements of property and equipment	—	15,285	3,568	—	18,853
Payment for purchase of rental car franchise licensees	—	(27,936)	(678)	—	(28,614)
Investment in subsidiaries	14,475	(24,607)	—	10,132	—

Net cash provided by (used in) investing activities exclusive of management programs	14,475	(84,808)	294	10,132	(59,907)

Management programs:
Increase in restricted cash	—	(9,457)	(457,539)	—	(466,996)
(Increase) decrease in due from (to) vehicle manufacturers	—	(2,064)	215,567	—	213,503
Investment in vehicles	—	(52,308)	(4,202,139)	—	(4,254,447)
Payments received on investment in vehicles sold	—	(458,878)	4,560,584	—	4,101,706

	—	(522,707)	116,473	—	(406,234)

Net cash provided by (used in) investing activities	14,475	(607,515)	116,767	10,132	(466,141)

Financing Activities
Net decrease in non-vehicle debt	(318,186)	—	—	—	(318,186)
Increase (decrease) in due to Cendant Corporation and affiliates, net	511,045	(2,196)	(5,763)	—	503,086

Net cash provided by (used in) financing activities exclusive of management programs	192,859	(2,196)	(5,763)	—	184,900

Management programs:
Net increase (decrease) in vehicle debt	536	(9,279)	(154,865)	—	(163,608)
Payments for debt issuance costs	—	(5,043)	—	—	(5,043)

	536	(14,322)	(154,865)	—	(168,651)

Net cash provided by (used in) financing activities	193,395	(16,518)	(160,628)	—	16,249

Effect of changes in exchange rates on cash and cash equivalents	—	—	(844)	—	(844)

Net decrease in cash and cash equivalents	(123)	(31,535)	(21,136)	—	(52,794)
Cash and cash equivalents, beginning of period	141	36,745	29,219	—	66,105

Cash and cash equivalents, end of period	$18	$5,210	$8,083	$—	$13,311

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(Predecessor Companies)

For the Two Months Ended February 28, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)
Adjustments to arrive at income (loss) from continuing operations	—	9,029	(6,364)	—	2,665

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of management programs	425	77,124	(119,563)	—	(42,014)

Net cash provided by (used in) operating activities exclusive of management programs	(28,694)	60,508	(115,977)	15,695	(68,468)

Management programs:
Vehicle depreciation	—	96,394	7,942	—	104,336

Net cash provided by (used in) operating activities	(28,694)	156,902	(108,035)	15,695	35,868

Investing Activities
Property and equipment additions	—	(5,169)	(652)	—	(5,821)
Retirements of property and equipment	—	165	268	—	433
Investment in subsidiaries	25,645	(9,950)	—	(15,695)	—

Net cash provided by (used in) investing activities exclusive of management programs	25,645	(14,954)	(384)	(15,695)	(5,388)

Management programs:
Decrease in restricted cash	—	—	10,978	—	10,978
Decrease in due from vehicle manufacturers	—	—	16,368	—	16,368
Investment in vehicles	—	378	(940,937)	—	(940,559)
Payments received on investment in vehicles sold	—	(82,703)	895,350	—	812,647

	—	(82,325)	(18,241)	—	(100,566)

Net cash provided by (used in) investing activities	25,645	(97,279)	(18,625)	(15,695)	(105,954)

Financing Activities
Net decrease in non-vehicle debt	—	(77)	—	—	(77)
Increase (decrease) in due to Cendant Corporation and affiliates, net	(89,023)	43,123	82	—	(45,818)
Repurchase of common stock	140	—	—	—	140

Net cash provided by (used in) financing activities exclusive of management programs	(88,883)	43,046	82	—	(45,755)

Management programs:
Net (decrease) increase in vehicle debt	92,000	(2)	9,209	—	101,207
Payments for debt issuance costs	—	(12)	—	—	(12)

	92,000	(14)	9,209	—	101,195

Net cash provided by financing activities	3,117	43,032	9,291	—	55,440

Effect of changes in net assets of discontinued operations	—	(131,512)	131,906	—	394
Effect of changes in exchange rates on cash a cash equivalents	—	—	(11)	—	(11)

Net increase (decrease) in cash and cash equivalents	68	(28,857)	14,526	—	(14,263)
Cash and cash equivalents, beginning of period	73	65,602	14,693	—	80,368

Cash and cash equivalents, end of period	$141	$36,745	$29,219	$—	$66,105

Avis Group Holdings, Inc. and Subsidiaries

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(Predecessor Companies)

For the Year Ended December 31, 2000

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$120,676	$140,455	$116,164	$(256,619)	$120,676
Adjustments to arrive at income from continuing operations	—	34,459	(98,771)	—	(64,312)

Income from continuing operations	120,676	174,914	17,393	(256,619)	56,364
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management programs	(58,264)	15,657	124,236	—	81,629

Net cash provided by operating activities exclusive of management programs	62,412	190,571	141,629	(256,619)	137,993

Management programs:
Vehicle depreciation	—	601,405	43,384	—	644,789

Net cash provided by operating activities	62,412	791,976	185,013	(256,619)	782,782

Investing Activities
Property and equipment additions	—	(52,436)	(7,807)	—	(60,243)
Retirements of property and equipment	—	20,660	7,234	—	27,894
Payments for rental car franchise licensees	—	(30)	—	—	(30)
Proceeds from the sale of PHH Europe	953,929	—	—	—	953,929
Investment in subsidiaries	(140,455)	(116,164)	—	256,619	—

Net cash provided by (used in) investing activities exclusive of management programs	813,474	(147,970)	(573)	256,619	921,550

Management programs:
Increase in restricted cash	—	—	(29,954)	—	(29,954)
Increase in due from vehicle manufacturers	—	(11,419)	(95,729)	—	(107,148)
Investment in vehicles	—	(35,946)	(5,268,032)	—	(5,303,978)
Payments received on investment in vehicles sold	—	(606,102)	4,780,585	—	4,174,483

	—	(653,467)	(613,130)	—	(1,266,597)

Net cash provided by (used in) investing activities	813,474	(801,437)	(613,703)	256,619	(345,047)

Financing Activities
Net decrease in non-vehicle debt	(837,000)	(569)	—	—	(837,569)
Repurchase of common stock	5,963	—	—	—	5,963
Increase (decrease) in due to Cendant Corporation and affiliates, net	(44,830)	383,860	(166,314)	—	172,716

Net cash provided by (used in) financing activities exclusive of management programs	(875,867)	383,291	(166,314)	—	(658,890)

Management programs:
Net increase in vehicle debt	—	—	432,558	—	432,558
Payments for debt issuance costs	—	(9,742)	—	—	(9,742)

	—	(9,742)	432,558	—	422,816

Net cash provided by (used in) financing activities	(875,867)	373,549	266,244	—	(236,074)

Effect of changes in net assets of discontinued operations	—	(322,951)	170,197	—	(152,754)

Effect of changes in exchange rates on cash a cash equivalents	—	—	(441)	—	(441)

Net increase in cash and cash equivalents	19	41,137	7,310	—	48,466
Cash and cash equivalents, beginning of period	54	24,798	7,050	—	31,902

Cash and cash equivalents, end of period	$73	$65,935	$14,360	$—	$80,368

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Avis Rent A Car, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
3.2	By-Laws of Avis Group Holdings, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
4.1	Series 1997-2 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.2	Amendment No. 1, dated as of November 19, 1999, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.3	Amendment No. 2, dated as of June 21, 2001, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and the Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.4	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.5	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.6	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.7	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.8	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.9	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.10	Amendment No. 1, dated as of July 31, 1998, to Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car Systems, Inc., as lessee individually and as administrator, and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.11	Master Exchange Agreement, dated as of September 15, 1998, between AESOP Leasing L.P. and Bank One Texas, National Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.12	Intercreditor Agreement, dated as of September 15, 1998, by and among AESOP Funding II L.L.C., AESOP Leasing L.P., and Avis Rent A Car System, Inc., as administrator, The Bank of New York, as Trustee, Bank One, Texas, National Association, as intermediary and Credit Lyonnais New York Branch, as lender agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.13	Amended and Restated Administration Agreement, dated as of September 15, 1998, among AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as administrator and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.14	Receivables Financing Agreement, dated as of September 15, 1998, among Bank One, Texas, National Association, as intermediary, Atlantic Asset Securitization Corp., Lyon Short Term Funding Corp., Credit Lyonnais New York Branch, as lender, as agent for the lenders, Atlantic and Lyon and the lenders' party to the Receivables Financing Agreement from time to time (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.15	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as issuer (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.16	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent Car System, Inc., individually and as administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.17	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.18	Indenture, dated as of June 30, 1999, among the Company, the subsidiary guarantors and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-86269, dated August 31, 1999).
4.19	Exchange and Registration Rights Agreement, dated as of June 30, 1999, among the Company, the subsidiary guarantors, the initial purchasers and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-86269, dated August 31, 1999).
4.20	Supplemental Indenture dated as of April 2, 2001 by and among Avis Group Holdings, Inc., the subsidiary guarantors and The Bank of New York, as Trustee (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 2, 2001).

4.21	The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. as issuer and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.22	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.23	The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.24	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.25	The Amended and Restated Series 2000-3 Supplement, dated as of June 2001, between AESOP Funding II L.L.C. as issuer, and The Bank of New York, as trustee and Series 2000-3 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.26	The Amended and Restated Series 2000-4 Supplement, dated as of June 2001, between AESOP Funding II L.L.C. as issuer and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.27	The Amended and Restated Series 2001-1 Supplement dated as of June 2001, between AESOP Funding II L.L.C. as issuer, and The Bank of New York, as trustee and Series 2001-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between ASOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.28	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C. as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.1	Master License Agreement, dated as of July 30, 1997, among Cendant Car Rental, Inc., Avis Rent A Car System Inc. and Wizard Co., Inc, (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
10.2	Agreement and Plan of Merger dated November 11, 2000 by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp., and Avis Group Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 14, 2000).
10.3	Establishment of Arval/PHH Holdings, a joint venture company in the United Kingdom, by Avis Group Holdings, Inc. and BNP Paribas (Incorporated by reference to the Company's Current Report on Form 8-K dated August 24, 2000).
10.4	Series 2002-1 Supplement dated as of July 25, 2002 to the Amended and Restated Based Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Filed herewith).
10.5	Series 2002-3 Supplement dated as of September 12, 2002 to the Amended and Restated Based Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., Park Avenue Receivables Corporation, JPMorgan Chase Bank and The Bank of New York, as trustee (Filed herewith).
10.6	Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, certain Funding Agents, certain APA banks, and The Bank of New York, as trustee (Filed herewith).
10.7	Series 2002-4 Supplement dated as of November 22, 2002 to the Amended and Restated Based, Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as trustee (Filed herewith).
10.8	Amendment No. 1, dated as November 22, 2002, to the Series 2002-3 Supplement, dated as of September 12, 2002, between AESOP Funding II L.L.C., Avis Rent A Car System, Inc., Park Avenue Receivables Corporation, JPMorgan Chase Bank and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997 (Filed herewith).
10.9	Supplemental Indenture No. 4, dated as of November 22, 2002, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as trustee (Filed herewith).
10.10	Master Motor Vehicle Operating Sublease Agreement, dated as of November 22, 2002, between Avis Rent A Car System, Inc. and Budget Rent A Car System, Inc., formerly known as Cherokee Acquisition Corporation (Filed herewith).
12.	Ratio of Earnings to Fixed Charges
99.1	Unaudited Pro Forma Consolidated Financial Data (Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1999).
99.2	Avis Group Holdings, Inc. Unaudited Pro Forma Consolidating Statement of Operations for the six months ended June 30, 2000 and for the year ended December 31, 1999 (Incorporated by reference to the Company's Current Report on Form 8-K dated August 24, 2000).
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Avis Group Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all dollar amounts are in thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Year Ended December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the period March 1, 2001 (Date of Acquisition) to December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (Predecessor Companies) For the Two Months Ended February 28, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (Predecessor Companies) For the Year Ended December 31, 2000
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Year Ended December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Period March 1, 2001 (Date of Acquisition) to December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (Predecessor Companies) For the Two Months Ended February 28, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (Predecessor Companies) For the Year Ended December 31, 2000
EXHIBIT INDEX