Form 10-Q
period 2003-03-31
AVIS GROUP HOLDINGS INC
filed 2003-05-14
CIK 1040445

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock was 5,537 shares as of April 30, 2003.

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

Avis Group Holdings, Inc. and Subsidiaries

Index

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry and our financial results and could also result in a disruption in our business;

  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities or interest rate changes on the economy on a national, regional or international basis and the impact thereof on our business;

  •
  the effects of a decline in travel, due to political instability, war, pandemic illness, adverse economic changes or otherwise, on our business;

  •
  competition in the vehicle rental industry and the financial resources of, and products available to, competitors;

  •
  our ability to provide fully integrated disaster recovery technology solutions in the event of a disaster;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements;

  •
  our ability to obtain external financing in the event we are unable to obtain financing from Cendant Corporation;

  •
  competitive and pricing pressures in the vehicle rental industry;

  •
  changes, if any, in vehicle manufacturer repurchase arrangements;

  •
  and changes in laws and regulations, including changes in accounting standards, state and federal tax laws and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of Avis Group Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, common stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2003, we expressed an unqualified opinion (and included an explanatory paragraph relating to the non-amortization provisions for goodwill and other indefinite lived intangible assets and a change in accounting for derivative instruments and hedging activities) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York
May 8, 2003

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues	$603,580	$564,603

Expenses
Operating, net	243,913	224,035
Vehicle depreciation and lease charges, net	184,042	159,795
Selling, general and administrative	108,153	114,931
Vehicle interest, net	54,959	50,647
Non-vehicle interest	11,113	10,795
Non-vehicle depreciation and amortization	10,306	8,553

Total expenses	612,486	568,756

Loss before income taxes	(8,906)	(4,153)
Benefit for income taxes	(3,286)	(1,744)

Net loss	$(5,620)	$(2,409)

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$28,034	$25,252
Restricted cash	62,055	59,012
Receivables, net	147,215	158,730
Prepaid expenses	43,067	49,798
Deferred income taxes	522,831	481,335
Property and equipment, net	278,963	278,830
Goodwill	1,254,793	1,254,401
Other assets	61,872	55,517

Total assets exclusive of assets under management programs	2,398,830	2,362,875

Assets under management programs:
Restricted cash	103,426	2,462
Vehicles, net	5,239,281	4,173,847
Due from vehicle manufacturers, net	208,327	258,459

	5,551,034	4,434,768

Total assets	$7,949,864	$6,797,643

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$212,259	$205,727
Accrued liabilities	406,381	415,009
Due to Cendant Corporation and affiliates, net	707,398	551,809
Non-vehicle debt	439,206	534,231
Public liability, property damage and other insurance liabilities	217,893	211,786

Total liabilities exclusive of liabilities under management programs	1,983,137	1,918,562

Liabilities under management programs:
Vehicle debt	5,325,350	4,245,703
Deferred income taxes	289,909	288,005

	5,615,259	4,533,708

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	236,132	241,752
Accumulated other comprehensive loss	(53,496)	(65,211)

Total stockholder's equity	351,468	345,373

Total liabilities and stockholder's equity	$7,949,864	$6,797,643

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating Activities
Net loss	$(5,620)	$(2,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities exclusive of management programs:
Non-vehicle depreciation and amortization	10,306	8,553
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	9,736	(5,541)
Accounts payable	(40,417)	(2,453)
Accrued liabilities	(14,333)	23,568
Other, net	8,814	(17,397)

Net cash provided by (used in) operating activities exclusive of management programs	(31,514)	4,321

Management programs:
Vehicle depreciation	166,376	152,322

Net cash provided by operating activities	134,862	156,643

Investing Activities
Property and equipment additions	(12,846)	(16,729)
Proceeds from sales of property and equipment	3,670	4,685
Payment for purchase of rental car franchise licensees	(208)	(2,835)

Net cash used in investing activities exclusive of management programs	(9,384)	(14,879)

Management programs:
Decrease (increase) in restricted cash	(100,964)	305,289
Decrease in due from vehicle manufacturers	51,623	31,179
Investment in vehicles	(2,551,990)	(1,184,801)
Payments received on investment in vehicles	1,334,125	701,530

	(1,267,206)	(146,803)

Net cash used in investing activities	(1,276,590)	(161,682)

Financing Activities
Principal payments on borrowings	(90,988)	(125)
Increase (decrease) in due to Cendant Corporation and affiliates, net	158,011	(13,897)

Net cash provided by (used in) financing activities exclusive of management programs	67,023	(14,022)

Management programs:
Proceeds from borrowings	1,461,910	49,703
Principal payments on borrowings	(380,945)	(29,456)
Payments for debt issuance costs	(3,695)	(115)

	1,077,270	20,132

Net cash provided by financing activities	1,144,293	6,110

Effect of changes in exchange rates on cash and cash equivalents	217	118

Net increase in cash and cash equivalents	2,782	1,189
Cash and cash equivalents, beginning of period	25,252	13,311

Cash and cash equivalents, end of period	$28,034	$14,500

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Group Holdings, Inc. and its subsidiaries, including Avis Rent A Car System, Inc. (collectively, "the Company"). The Company is a wholly-owned subsidiary of Cendant Corporation.

In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operation for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgements and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

Assets classified under management programs are generated in the Company's core business operations. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management programs is also provided by asset-backed financing arrangements, which are classified as debt under management programs. Cash inflows and outflows relating to the generation and acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs.

Pursuant to certain covenant requirements in an indenture under which the Company issued debt, the Company continues to operate and maintain its status as a separate public reporting entity.

The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 6, 2003.

Changes in Accounting Policies
Stock-Based Compensation.    Under Cendant's existing stock plans, CD common stock awards (including stock options, stock appreciation rights, restricted shares and restricted stock units) are granted to the Company's employees, including directors and officers of the Company. On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003.

Under the fair value method of accounting provisions of SFAS No. 123, Cendant is required to expense all employee stock options over their vesting period based upon the fair value of the award on the date of the grant. Under SFAS No. 148, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions, Cendant elected to use the prospective transition method when adopting SFAS No. 123. Accordingly, Cendant is only required to expense employee stock options that were granted subsequent to December 31, 2002. Cendant will allocate compensation expense to the Company for all employee stock awards granted to the Company's employees subsequent to December 31, 2002. The expense will be based on the fair value of the award on the date of grant and allocated over the vesting period. During first quarter 2003, Cendant did not allocate any compensation expense to the Company for employee stock awards as there were no such awards granted during the quarter.

Prior to the adoption of SFAS No. 123 and SFAS No. 148, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by SFAS No. 123. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the grant date. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net loss giving consideration to the fair value method provisions of SFAS No. 123. The following table illustrates the effect on net loss as if the fair value based method had been applied to all employee stock awards granted to the Company's employees prior to January 1, 2003

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Reported net loss	$(5,620)	$(2,409)
Add back: Stock-based employee compensation expense included in reported net loss, net of tax	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(665)	(2,309)

Pro forma net loss	$(6,285)	$(4,718)

Pro forma compensation expense reflected for prior period grants is not indicated of future compensation expense that would be recorded by the Company. Future expense may vary based upon factors such as the number of awards granted and the then-current fair market value of such awards.

Early Extinguishment of Debt.    On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Accordingly, on January 1, 2003, the Company reclassified approximately $1,300 thousand of 2002 pre-tax gains on the early extinguishments of debt to continuing operations as a component of non-vehicle interest ($472 thousand and $822 thousand of which were recorded during the third and fourth quarters of 2002, respectively).

Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) initiated after December 31, 2002 to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan.

Guarantees.    On January 1, 2003, the Company adopted FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

Recently Issued Accounting Pronouncements
Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company is in the process of assessing the impact of adopting this standard on its consolidated results of operations or financial position.

2. Intangible Assets

Intangible assets consisted of:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists	$18,952	$2,000	$18,952	$1,760

Unamortized Intangible Assets
Goodwill	$1,254,793		$1,254,401

Customer lists are included in other assets on the Company's Consolidated Condensed Balance Sheets. Amortization expense relating to customer lists was approximately $240 thousand for the three months ended March 31, 2003 and 2002, respectively. The Company expects amortization expense on intangible assets to approximate $1 million for the entire 2003 fiscal year and for each of the succeeding five years.

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2003	$1,254,401
Goodwill acquired during 2003(*)	158
Foreign exchange translation adjustment	234

Balance as of March 31, 2003	$1,254,793

(*)
Relates to the acquisition of a foreign licensee.

3. Vehicles, Net

Vehicles, net consisted of:

	March 31, 2003	December 31, 2002
Rental vehicles	$5,563,897	$4,415,761
Vehicles held for sale	35,165	144,283

	5,599,062	4,560,044
Less: accumulated depreciation	(359,781)	(386,197)

	$5,239,281	$4,173,847

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Depreciation expense	$166,376	$152,322
Lease charges	7,013	7,203
Losses on sales of vehicles, net	10,653	270

	$184,042	$159,795

Depreciation expense is net of the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $37.3 million and $24.3 million for the three months ended March 31, 2003 and 2002, respectively. Vehicle interest expense amounts are net of interest income of $1,275 thousand and $677 thousand for the three months ended March 31, 2003 and 2002, respectively.

The Company acquires its fleet through, and leases it from, AESOP Leasing L.P. ("AESOP"), a wholly-owned and consolidated subsidiary. The Company subleases a portion of its fleet to Budget Rent A Car System, Inc. ("Budget"), a wholly-owned subsidiary of Cendant not within the Company's ownership structure. As of March 31, 2003, the Company had $1.5 billion of vehicles recorded on its Consolidated Condensed Balance Sheet that were subleased to Budget. These vehicles were purchased with proceeds received from the issuance of rental car asset-backed notes under the AESOP Funding Program (see Note 6—Vehicle Debt).

The Company charges Budget a monthly fee equal to the leased vehicles' monthly depreciation expense, vehicle debt interest expense and certain related administrative expenses. For the three months ended March 31, 2003 the Company recorded vehicle depreciation expense of $34.3 million and vehicle interest expense of $14.3 million on its Consolidated Condensed Statement of Operations for vehicles subleased to Budget. For the three months ended March 31, 2003, the Company recorded revenue from the Budget vehicle sublease of approximately $48.6 million on its Consolidated Condensed Statement of Operations.

4. Due to Cendant Corporation and Affiliates, Net

Due to (from) Cendant Corporation and affiliates, net, consisted of:

	March 31, 2003	December 31, 2002
Due to Cendant-working capital and trading, net(a)	$310,006	$253,032
Due from Cendant-demand-long-term(b)	(121,217)	(155,246)
Due to Cendant-long-term(c)	498,976	408,108
Due to other Cendant affiliates, net(d)	55,138	55,467
Due from Budget(e)	(35,505)	(9,552)

Total due to Cendant Corporation and affiliates, net	$707,398	$551,809

  (a)
  Represents funding for the Company's working capital and trading needs, which is provided by Cendant. Such intercompany funding accrues interest at a rate equal to LIBOR plus 87.5 basis points for amounts borrowed up to $155 million and LIBOR plus 140 basis points for borrowings exceeding such amount.

  (b)
  Represents borrowings by Cendant of the Company's restricted cash under management programs in return for a demand note.

  (c)
  Represents (i) the remaining debt of $137 million that the Company assumed in connection with the acquisition of the Company by Cendant, (ii) $487 million of funding the Company received from Cendant to repay outstanding borrowings of $368 million under its existing revolving credit facility during 2001 and to repurchase $28 million and $91 million of the Company's 11% Senior Subordinated Notes during 2002 and the first quarter of 2003, respectively (see Note 5—Non-Vehicle Debt). Approximately $125 million of the $368 million funded by Cendant in 2001 was forgiven by Cendant as of December 31, 2001. All such funding bears interest at LIBOR plus 140 basis points.

  (d)
  Primarily represents amounts due to a subsidiary of Cendant Corporation for reservation charges incurred during 2002, that are offset in part by other trading and funding activities between the Company and other Cendant affiliates.

  (e)
  Represents amount due from Budget for sublease of vehicles (see Note 3—Vehicles) and corporate overhead expense allocations.

Included within total expenses on the Company's Consolidated Condensed Statements of Operations are the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Royalties(a)	$24,421	$24,276
Reservations(a)	12,081	12,682
Data processing(b)	7,295	8,265
Rent, corporate overhead allocations and other(b)	16,035	13,779
Interest on amounts due to Cendant Corporation and affiliates, net(c)	3,880	3,399

Total	$63,712	$62,401

  (a)
  Included within selling, general and administration expenses on the Company's Consolidated Condensed Statements of Operations. Royalties represent charges to the Company for royalty fees paid to Cendant Corporation for use of the Avis trade name.

  (b)
  Included within operating expenses on the Company's Consolidated Condensed Statements of Operations.

  (c)
  Included within non-vehicle interest, net on the Company's Consolidated Condensed Statements of Operations.

These charges, including corporate overhead allocations, are determined in accordance with various intercompany agreements, which are based upon factors such as square footage, employee salaries and computer usage time.

Additionally, Cendant charges the Company a royalty fee of 4.4% for the use of its Avis trade name. Such fee consists of a base royalty of 3.0% of the gross revenue and a supplemental royalty of 1.4% of the gross revenue payable quarterly in arrears. The supplemental royalty will increase to a maximum of 1.5% in the third quarter of 2003. The contract will continue through 2047.

5. Non-Vehicle Debt

Non-vehicle debt consisted of:

	March 31, 2003	December 31, 2002
11% senior subordinated notes(*)	$435,240	$530,146
Other	3,966	4,085

	$439,206	$534,231

(*)
The change in balance reflects redemptions of $81.2 million in face value of these notes (carrying value of $90.5 million) for $90.8 million in cash and approximately $4.4 million related to the amortization of a premium. In connection with such redemptions, the Company recorded a loss of $0.3 million ($0.2 million after taxes) as a component of non-vehicle interest on the Company's Consolidated Condensed Statement of Operations.

These notes contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens and liquidations, and also require the maintenance of certain financial ratios. At March 31, 2003, the Company was in compliance with all restrictive and financial covenants.

6. Vehicle Debt

Vehicle debt consisted of:

AESOP Funding Program	March 31, 2003	December 31, 2002
Series 2003-2 2.74% rental car asset-backed medium term notes	$299,997	$—
Series 2003-2 floating rate rental car asset-backed notes	250,000	—
Series 2003-2 3.61% rental car asset-backed medium-term notes	99,960	—
Series 2002-4 variable funding rental car asset-backed notes	215,000	90,000
Series 2002-2 variable funding rental car asset-backed notes	453,600	404,000
Series 2002-1 3.85% rental car asset-backed medium-term notes	499,815	499,795
Series 2002-1 floating rate rental car asset-backed notes	250,000	250,000
Series 2001-2 auction rate rental car asset-backed notes	500,000	185,000
Series 2001-1 floating rate rental car asset-backed notes	750,000	750,000
Series 2000-4 floating rate rental car asset-backed notes	500,000	500,000
Series 2000-3 floating rate rental car asset-backed notes	200,000	200,000
Series 2000-2 floating rate rental car asset-backed notes	300,000	300,000
Series 2000-1 floating rate rental car asset-backed notes	166,667	250,000
Series 1998-1 6.14% rental car asset-backed medium-term notes	600,000	600,000
Other	240,311	216,908

	$5,325,350	$4,245,703

As of March 31, 2003, the Company's asset-backed funding arrangements under the AESOP Funding Program provided for the issuance of up to $5.7 billion of debt and as of at March 31, 2003, approximately $631 million was available. In addition, the Company had availability of approximately $233 million under other funding arrangements as of March 31, 2003.

Debt Maturities and Covenants

The contractual final maturities of vehicle debt at March 31, 2003 are as follows:

Year
Within 1 year	$1,005,817
Between 1 and 2 years	1,399,009
Between 2 and 3 years	1,476,864
Between 3 and 4 years	327,639
Between 4 and 5 years	1,060,527
Thereafter	55,494

$5,325,350

Debt under the Company's AESOP Funding Program contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At March 31, 2003, the Company was in compliance with all such restrictive and financial covenants.

7. Commitments and Contingencies

The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8. Stockholder's Equity

The components of comprehensive income are summarized as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net loss	$(5,620)	$(2,409)
Other comprehensive income:
Currency translation adjustment, net of tax	5,513	791
Unrealized gains on cash flow hedges, net of tax	6,229	11,586
Minimum pension liability adjustment, net of tax	(27)	(1,336)

Total comprehensive income	$6,095	$8,632

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flows Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$1,537	$(48,963)	$(17,785)	$(65,211)
Current period change	5,513	6,229	(27)	11,715

Balance March 31, 2003	$7,050	$(42,734)	$(17,812)	$(53,496)

9. Subsequent Event

On May 6, 2003, the Company issued $750 million of term notes under its AESOP Funding Program with maturities ranging from three to five years and a blended interest rate of 3.1%.

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following consolidating condensed financial information presents the Consolidating Condensed Balance Sheets as of March 31, 2003 and December 31, 2002 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2003 and 2002 of: (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$532,759	$70,821	$—	$603,580

Expenses
Operating, net	—	209,905	34,008	—	243,913
Vehicle depreciation and lease charges, net	—	167,634	16,408	—	184,042
Selling, general and administrative	—	98,180	9,973	—	108,153
Vehicle interest, net	3,459	51,209	291	—	54,959
Non-vehicle interest	8,010	3,103	—	—	11,113
Non-vehicle depreciation and amortization	240	9,316	750	—	10,306

Total expenses	11,709	539,347	61,430	—	612,486

Income (loss) before equity in earnings of subsidiaries	(11,709)	(6,588)	9,391	—	(8,906)
Equity in earnings (losses) of subsidiaries	(418)	5,926	—	(5,508)	—

Income (loss) before income taxes	(12,127)	(662)	9,391	(5,508)	(8,906)
Provision (benefit) for income taxes	(6,507)	(244)	3,465	—	(3,286)

Net income (loss)	$(5,620)	$(418)	$5,926	$(5,508)	$(5,620)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$507,415	$57,188	$—	$564,603

Expenses
Operating, net	—	195,760	28,275	—	224,035
Vehicle depreciation and lease charges, net	—	142,819	16,976	—	159,795
Selling, general and administrative	—	107,594	7,337	—	114,931
Vehicle interest, net	459	49,980	208	—	50,647
Non-vehicle interest	7,657	3,138	—	—	10,795
Non-vehicle depreciation and amortization	239	7,480	834	—	8,553

Total expenses	8,355	506,771	53,630	—	568,756

Income (loss) before equity in earnings of subsidiaries	(8,355)	644	3,558	—	(4,153)
Equity in earnings of subsidiaries	1,571	2,064	—	(3,635)	—

Income (loss) before income taxes	(6,784)	2,708	3,558	(3,635)	(4,153)
Provision (benefit) for income taxes	(4,375)	1,137	1,494	—	(1,744)

Net income (loss)	$(2,409)	$1,571	$2,064	$(3,635)	$(2,409)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$2,000	$9,809	$16,225	$—	$28,034
Restricted cash	—	(233)	62,288	—	62,055
Receivables, net	—	109,232	37,983	—	147,215
Prepaid expenses	—	36,488	6,579	—	43,067
Deferred income taxes	157,713	357,352	7,766	—	522,831
Property and equipment, net	—	263,572	15,391	—	278,963
Investment in consolidated subsidiaries	750,962	1,196,181	—	(1,947,143)	—
Goodwill	801,243	449,760	3,790	—	1,254,793
Other assets	14,819	20,547	26,506	—	61,872

Total assets exclusive of assets under management programs	1,726,737	2,442,708	176,528	(1,947,143)	2,398,830

Assets under management programs:
Restricted cash	—	116	103,310	—	103,426
Vehicles, net	—	(93,572)	5,332,853	—	5,239,281
Due from vehicle manufacturers, net	—	11,119	197,208	—	208,327

	—	(82,337)	5,633,371	—	5,551,034

Total assets	$1,726,737	$2,360,371	$5,809,899	$(1,947,143)	$7,949,864

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(92,156)	$478,808	$(174,393)	$—	$212,259
Accrued liabilities	17,977	357,089	31,315	—	406,381
Due to (from) Cendant Corporation and affiliates, net	1,007,521	538,947	(839,070)	—	707,398
Non-vehicle debt	435,240	3,966	—	—	439,206
Public liability, property damage and other insurance liabilities	—	141,458	76,435	—	217,893

Total liabilities exclusive of liabilities under management programs	1,368,582	1,520,268	(905,713)	—	1,983,137

Liabilities under management programs:
Vehicle debt	—	87,722	5,237,628	—	5,325,350
Deferred income taxes	6,687	1,419	281,803	—	289,909

	6,687	89,141	5,519,431	—	5,615,259

Stockholder's equity	351,468	750,962	1,196,181	(1,947,143)	351,468

Total liabilities and stockholder's equity	$1,726,737	$2,360,371	$5,809,899	$(1,947,143)	$7,949,864

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
ASSETS
Cash and cash equivalents	$69	$10,886	$14,297	$—	$25,252
Restricted cash	—	—	59,012	—	59,012
Receivables, net	—	122,436	36,294	—	158,730
Prepaid expenses	—	40,113	9,685	—	49,798
Deferred income taxes	157,713	315,856	7,766	—	481,335
Property and equipment, net	—	264,091	14,739	—	278,830
Investment in consolidated subsidiaries	746,729	664,644	—	(1,411,373)	—
Goodwill	801,243	449,760	3,398	—	1,254,401
Other assets	15,059	15,903	24,555	—	55,517

Total assets exclusive of assets under management programs	1,720,813	1,883,689	169,746	(1,411,373)	2,362,875

Assets under management programs:
Restricted cash	—	83	2,379	—	2,462
Vehicles, net	—	(102,326)	4,276,173	—	4,173,847
Due from vehicle manufacturers, net	—	20,758	237,701	—	258,459

	—	(81,485)	4,516,253	—	4,434,768

Total assets	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(78,584)	$418,917	$(134,606)	$—	$205,727
Accrued liabilities	8,683	379,090	27,236	—	415,009
Due to (from) Cendant Corporation and affiliates, net	908,508	11,997	(368,696)	—	551,809
Non-vehicle debt	530,146	4,085	—	—	534,231
Public liability, property damage and other insurance liabilities	—	142,423	69,363	—	211,786

Total liabilities exclusive of liabilities under management programs	1,368,753	956,512	(406,703)	—	1,918,562

Liabilities under management programs:
Vehicle debt	—	97,544	4,148,159	—	4,245,703
Deferred income taxes	6,687	1,419	279,899	—	288,005

	6,687	98,963	4,428,058	—	4,533,708

Stockholder's equity	345,373	746,729	664,644	(1,411,373)	345,373

Total liabilities and stockholder's equity	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(5,620)	$(418)	$5,926	$(5,508)	$(5,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities exclusive of management programs	(8,077)	10,522	(28,339)	—	(25,894)

Net cash provided by (used in) operating activities exclusive of management programs	(13,697)	10,104	(22,413)	(5,508)	(31,514)

Management programs:
Vehicle depreciation	—	154,920	11,456	—	166,376

Net cash provided by (used in) operating activities	(13,697)	165,024	(10,957)	(5,508)	134,862

Investing Activities
Property and equipment additions	—	(11,882)	(964)	—	(12,846)
Retirements of property and equipment	—	3,085	585	—	3,670
Payment for purchase of rental car franchise licensees	—	—	(208)	—	(208)
Investment in subsidiaries	418	(5,926)	—	5,508	—

Net cash provided by (used in) investing activities exclusive of management programs	418	(14,723)	(587)	5,508	(9,384)

Management programs:
Increase in restricted cash	—	(33)	(100,931)	—	(100,964)
Decrease in due from vehicle manufacturers	—	9,639	41,984	—	51,623
Investment in vehicles	—	(10,093)	(2,541,897)	—	(2,551,990)
Payments received on investment in vehicles	—	(150,273)	1,484,398	—	1,334,125

	—	(150,760)	(1,116,446)	—	(1,267,206)

Net cash provided by (used in) investing activities	418	(165,483)	(1,117,033)	5,508	(1,276,590)

Financing Activities
Net decrease in non-vehicle debt	(90,869)	(119)	—	—	(90,988)
Increase in due to Cendant Corporation and affiliates, net	106,079	3,196	48,736	—	158,011

Net cash provided by financing activities exclusive of management programs	15,210	3,077	48,736	—	67,023

Management programs:
Net increase in vehicle debt	—	—	1,080,965	—	1,080,965
Payments for debt issuance costs	—	(3,695)	—	—	(3,695)

	—	(3,695)	1,080,965	—	1,077,270

Net cash provided by (used in) financing activities	15,210	(618)	1,129,701	—	1,144,293

Effect of changes in exchange rates on cash and cash equivalents	—	—	217	—	217

Net increase (decrease) in cash and cash equivalents	1,931	(1,077)	1,928	—	2,782
Cash and cash equivalents, beginning of period	69	10,886	14,297	—	25,252

Cash and cash equivalents, end of period	$2,000	$9,809	$16,225	$—	$28,034

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(2,409)	$1,571	$2,064	$(3,635)	$(2,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities exclusive of management programs	(1,423)	(13,709)	21,862	—	6,730

Net cash provided by (used in) operating activities exclusive of management programs	(3,832)	(12,138)	23,926	(3,635)	4,321

Management programs:
Vehicle depreciation	—	142,792	9,530	—	152,322

Net cash provided by (used in) operating activities	(3,832)	130,654	33,456	(3,635)	156,643

Investing Activities
Property and equipment additions	—	(16,204)	(525)	—	(16,729)
Retirements of property and equipment	—	4,004	681	—	4,685
Payment for purchase of rental car franchise licensees	—	(2,835)	—	—	(2,835)
Investment in subsidiaries	(1,571)	(2,064)	—	3,635	—

Net cash provided by (used in) investing activities exclusive of management programs	(1,571)	(17,099)	156	3,635	(14,879)

Management programs:
Decrease in restricted cash	—	9,138	296,151	—	305,289
Decrease in due from vehicle manufacturers	—	4,090	27,089	—	31,179
Investment in vehicles	—	2,102	(1,186,903)	—	(1,184,801)
Payments received on investment in vehicles	—	(133,025)	834,555	—	701,530

	—	(117,695)	(29,108)	—	(146,803)

Net cash used in investing activities	(1,571)	(134,794)	(28,952)	3,635	(161,682)

Financing Activities
Net decrease in non-vehicle debt	—	(125)	—	—	(125)
Increase (decrease) in due to Cendant Corporation and affiliates, net	5,394	3,400	(22,691)	—	(13,897)

Net cash provided by (used in) financing activities exclusive of management programs	5,394	3,275	(22,691)	—	(14,022)

Management programs:
Net increase in vehicle debt	—	—	20,247	—	20,247
Payments for debt issuance costs	—	(115)	—	—	(115)

	—	(115)	20,247	—	20,132

Net cash provided by (used in) financing activities	5,394	3,160	(2,444)	—	6,110

Effect of changes in exchange rates on cash and cash equivalents	—	—	118	—	118

Net increase (decrease) in cash and cash equivalents	(9)	(980)	2,178	—	1,189
Cash and cash equivalents, beginning of period	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of period	$9	$4,230	$10,261	$—	$14,500

Item 2. Management's Narrative Analysis of the Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 6, 2003. Unless otherwise noted, all dollar amounts are in thousands.

We are one of the largest car rental companies in the world and a wholly-owned subsidiary of Cendant Corporation.

RESULTS OF OPERATIONS

Our comparative results of operations for the three months ended March 31, 2003 and 2002 comprised the following:

	2003	2002	Change
Revenues	$603,580	$564,603	$38,977
Total expenses	612,486	568,756	43,730

Loss before income taxes	(8,906)	(4,153)	(4,753)
Benefit for income taxes	(3,286)	(1,744)	(1,542)

Net loss	$(5,620)	$(2,409)	$(3,211)

Total revenue increased 6.9% primarily due to vehicle leasing revenue generated from Budget Rent A Car, which did not exist in the prior period, and total expenses increased 7.7% principally due to additional vehicles we purchased and financed in 2003 in order to sub-lease vehicles to Budget. The increase in vehicles resulted in an increase in vehicle depreciation expense, vehicle interest expense and related direct operating expenses. Excluding Budget-related revenues, domestic car rental revenues declined $21 million (4%) as a result of the weaker travel environment. Time and mileage revenue per rental day increased slightly but the impact on revenue and expenses was more than offset by a 5% quarter-over-quarter reduction in the total number of days that cars were rented. In addition, since utilization of our fleet was lower in first quarter 2003, the absorption of fixed and vehicle-related costs (such as depreciation on vehicles and interest on vehicle financing) caused a corresponding quarter-over-quarter reduction in profit margin. Despite reduced revenue domestically, revenues from our international operations increased $11 million primarily due to increased transaction volume. Our revenues are primarily derived from car rentals at airport locations. Through February 2003 (the last period for which information is available), approximately 78% of our revenues were generated from car rental locations at airports.

Our overall effective tax rate was 36.9% and 42.0% for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate for the first quarter of 2003 was lower primarily due to a decrease in benefits received from our foreign operations, which was partially offset by an increase in benefits received from higher state taxes.

As a result of the above-mentioned items, net loss increased $3.2 million.

CHANGES IN ACCOUNTING POLICIES

        On January 1, 2003, we adopted the following standards:

  •
  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"

  •
  SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure"

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

For more detailed information regarding these changes in accounting policies, see Note 1 to our Consolidated Condensed Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. We are in the process of assessing the impact of adopting this standard on our consolidated results of operations or financial position.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We used March 31, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Operating Officer and Senior Vice President and Controller have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        See Exhibit Index

(b)
Reports on Form 8-K

  On February 25, 2003, we filed a current report on Form 8-K to report under Item 5 our selected historical consolidated financial data. Additionally, we announced certain management changes.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS GROUP HOLDINGS, INC.
/s/ F. ROBERT SALERNO F. Robert Salerno President, Chief Operating Officer and Director Date: May 14, 2003
/s/ KURT FREUDENBERG Kurt Freudenberg Senior Vice President and Controller Date: May 14, 2003

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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
10.11
Series 2003-2 Supplement dated as of March 6, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer and The Bank of New York, as Trustee and Series 2003-2 Agent.
10.12
Series 2003-1 Supplement dated as of January 28, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II LLC, as Issuer, Avis Rent A Car System, Inc., as Administrator, Cendant Corporation, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent.
12	Ratio of Earnings to Fixed Charges
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Avis Group Holdings, Inc. and Subsidiaries Index
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all dollar amounts are in thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months ended March 31, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months ended March 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET March 31, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2002
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX