Form 10-Q
period 2003-06-30
AVIS GROUP HOLDINGS INC
filed 2003-08-13
CIK 1040445

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2003
 Commission File Number: 1-13315

AVIS GROUP HOLDINGS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3347585 (I.R.S. Employer Identification No.)
6 Sylvan Way Parsippany, NJ (Address of Principal Executive Offices)	07054 (Zip Code)
(973) 496-3500 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☐    No ☒

Indicate by checkmark whether the Registrant is an accelerated filer of the Exchange Act (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock was 5,537 shares as of July 31, 2003.

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

  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our business;

  •
  the effects of a decline in travel, due to political instability, war, pandemic illness, adverse economic conditions or otherwise, on our business;

  •
  the effect of changes in current interest rates on our financing costs;

  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

  •
  our ability to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue;

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

  •
  in relation to our management programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) the impairment of our ability to access our principal financing program if General Motors Corporation should not be able to honor its obligations to repurchase a substantial number of our vehicles; and

  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards, state, international and federal tax laws, privacy policy regulations or other laws that impact our business.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of
Avis Group Holdings, Inc
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of Avis Group Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2003, the related consolidated condensed statements of income for the three and six month periods ended June 30, 2003 and 2002, and the related consolidated condensed statements of cash flows for the six month period ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2003, we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets, the accounting for derivative instruments and hedging activities, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
August 6, 2003

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$730,675	$650,631	$1,334,255	$1,215,234

Expenses
Operating, net	267,256	256,366	511,169	480,401
Vehicle depreciation and lease charges, net	229,571	161,401	413,613	321,251
Selling, general and administrative	114,797	121,929	222,950	236,860
Vehicle interest, net	62,851	51,339	117,810	101,986
Non-vehicle interest, net	9,791	10,823	20,904	21,618
Non-vehicle depreciation and amortization	10,737	9,445	21,043	17,943

Total expenses	695,003	611,303	1,307,489	1,180,059

Income before income taxes	35,672	39,328	26,766	35,175
Provision for income taxes	13,164	16,518	9,878	14,774

Net income	$22,508	$22,810	$16,888	$20,401

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$26,512	$25,252
Restricted cash	69,154	59,012
Receivables, net	164,866	158,730
Deferred income taxes	523,617	481,335
Property and equipment, net	283,256	278,830
Goodwill	1,255,146	1,254,401
Other assets	121,968	105,315

Total assets exclusive of assets under management programs	2,444,519	2,362,875

Assets under management programs:
Restricted cash	93,222	2,462
Vehicles, net	6,665,835	4,173,847
Due from vehicle manufacturers	81,456	258,459

	6,840,513	4,434,768

Total assets	$9,285,032	$6,797,643

Liabilities and stockholder's equity
Liabilities:
Accounts payable	$400,489	$205,727
Accrued liabilities	391,003	415,009
Due to Cendant Corporation and affiliates, net	750,792	551,809
Non-vehicle debt	401,580	534,231
Public liability, property damage and other insurance liabilities	222,042	211,786

Total liabilities exclusive of liabilities under management programs	2,165,906	1,918,562

Liabilities under management programs:
Vehicle debt	6,434,453	4,245,703
Deferred income taxes	294,615	288,005

	6,729,068	4,533,708

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	258,640	241,752
Accumulated other comprehensive loss	(37,414)	(65,211)

Total stockholder's equity	390,058	345,373

Total liabilities and stockholder's equity	$9,285,032	$6,797,643

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Operating Activities
Net income	$16,888	$20,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs:
Non-vehicle depreciation and amortization	21,043	17,943
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(7,675)	(12,664)
Income taxes and deferred income taxes	5,094	5,087
Accounts payable	(33,251)	(9,766)
Accrued liabilities	(36,033)	848
Other, net	(7,750)	(16,022)

Net cash provided by (used in) operating activities exclusive of management programs	(41,684)	5,827

Management programs:
Vehicle depreciation	385,318	312,221

Net cash provided by operating activities	343,634	318,048

Investing Activities
Property and equipment additions	(26,927)	(24,807)
Proceeds from sales of property and equipment	4,427	778
Payment for purchase of rental car franchise licensees	(208)	(3,087)

Net cash used in investing activities exclusive of management programs	(22,708)	(27,116)

Management programs:
Decrease (increase) in restricted cash	(90,760)	571,881
Decrease in due from vehicle manufacturers	180,493	29,348
Investment in vehicles	(5,209,445)	(2,684,823)
Payments received on investment in vehicles	2,536,891	1,472,033

	(2,582,821)	(611,561)

Net cash used in investing activities	(2,605,529)	(638,677)

Financing Activities
Principal payments on borrowings	(124,452)	(253)
Increase (decrease) in due to Cendant Corporation and affiliates, net	205,394	(2,667)

Net cash provided by (used in) financing activities exclusive of management programs	80,942	(2,920)

Management programs:
Proceeds from borrowings	3,196,399	650,431
Principal payments on borrowings	(1,004,437)	(299,818)
Payments for debt issuance costs	(10,243)	(131)

	2,181,719	350,482

Net cash provided by financing activities	2,262,661	347,562

Effect of changes in exchange rates on cash and cash equivalents	494	425

Net increase in cash and cash equivalents	1,260	27,358
Cash and cash equivalents, beginning of period	25,252	13,311

Cash and cash equivalents, end of period	$26,512	$40,669

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in thousands)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Group Holdings, Inc. and its subsidiaries, including Avis Rent A Car System, Inc. (collectively, "the Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

  Assets classified under management programs are generated in the Company's core business operations. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management programs is also provided by asset-backed financing arrangements, which are classified as debt under management programs. Cash inflows and outflows relating to the generation and acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs.

  Pursuant to certain covenant requirements in an indenture under which the Company issued debt, the Company continues to operate and maintain its status as a separate public reporting entity.

  The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 6, 2003.

  Changes in Accounting Policies
  Stock-Based Compensation.    Under Cendant's existing stock plans, Cendant common stock awards (including stock options, stock appreciation rights, restricted shares and restricted stock units) are granted to the Company's employees, including directors and officers of the Company. Prior to January 1, 2003, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of common stock to the Company's employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

  On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003. Under the fair value method of accounting provisions of SFAS No. 123, Cendant is required to expense all employee stock options over their vesting period based upon the fair value of the award on the date of grant. Under SFAS No. 148, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions, Cendant elected to use the prospective transition method when adopting SFAS No. 123. Accordingly, Cendant is only required to expense employee stock options that were granted subsequent to December 31, 2002.

  The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net income	$22,508	$22,810	$16,888	$20,401
Add back: Stock-based employee compensation expense
included in reported net income, net of tax(a)	187	—	187	—
Less: Total stock-based employee compensation expense
determined under the fair value based method for all awards, net of tax(b)	852	2,332	1,518	4,641

Pro forma net income	$21,843	$20,478	$15,557	$15,760

  (a)
  The 2003 amounts reflect the second quarter 2003 issuance by Cendant of 465 thousand restricted stock units to certain of the Company's employees (including officers) as a form of compensation. These restricted stock units entitle the employee to receive one share of Cendant's common stock upon vesting, which occurs ratably over a four year period. Accordingly, Cendant allocated compensation expense of $300 thousand to the Company during the three and six months ended June 30, 2003, which on an after-tax basis is $187 thousand.
  (b)
  Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company. Future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

  Early Extinguishment of Debt.    On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. Accordingly, on January 1, 2003, the Company reclassified $1.3 million of 2002 pretax gains on the early extinguishments of debt to continuing operations as a component of net non-vehicle interest ($472 thousand and $822 thousand were recorded during the third and fourth quarters of 2002, respectively).

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) initiated after December 31, 2002 to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  Recently Issued Accounting Pronouncements
  Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this standard are generally effective for contracts entered into or modified after June 30, 2003 and are not expected to have a material impact on the Company's consolidated financial statements.

  Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualifying SPE ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

  While the Company will not be impacted by the consolidation requirements of FIN 46, it will be subject to the disclosure requirements for variable interest entities. The Company will adopt these disclosure requirements on July 1, 2003, as required.

2.     Intangible Assets

  Intangible assets consisted of:

	As of June 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer lists(a)	$18,952	$2,240	$16,712	$18,952	$1,760	$17,192

Unamortized Intangible Assets
Goodwill(b)	$1,255,146			$1,254,401

  (a)
  Included as a component of other assets on the Company's Consolidated Condensed Balance Sheets.
  (b)
  The changes in the carrying amount of goodwill reflect $587 thousand of foreign currency translation adjustments and $158 thousand of goodwill in connection with the 2003 acquisition of a foreign licensee.

  Amortization expense relating to customer lists was approximately $240 thousand for the three months ended June 30, 2003 and 2002 each and $480 thousand for the six months ended June 30, 2003 and 2002 each. Based on its amortizable intangible assets at June 30, 2003, the Company expects related amortization expense to approximate $1 million for the entire 2003 fiscal year and for each of the succeeding five years.

3.     Vehicles, Net

  Vehicles, net consisted of:

	As of June 30, 2003	As of December 31, 2002
Rental vehicles	$7,134,288	$4,415,761
Vehicles held for sale	3,264	144,283

	7,137,552	4,560,044
Less: accumulated depreciation	(471,717)	(386,197)

	$6,665,835	$4,173,847

  The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Depreciation expense	$218,942	$159,844	$385,318	$312,221
Lease charges	5,305	4,682	12,318	11,885
Loss (gain) on sales of vehicles, net	5,324	(3,125)	15,977	(2,855)

	$229,571	$161,401	$413,613	$321,251

  Depreciation expense is net of the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $50.7 million and $40.1 million for the three months ended June 30, 2003 and 2002, respectively, and $88.0 million and $64.4 million for the six months ended June 30, 2003 and 2002, respectively.

  Vehicle interest expense amounts are net of interest income of $460 thousand and $865 thousand for the three months ended June 30, 2003 and 2002, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.

  The Company subleases a portion of its fleet to Budget Rent A Car System, Inc. ("Budget"), a wholly-owned subsidiary of Cendant not within the Company's ownership structure. As of June 30, 2003 and December 31, 2002, the Company had $2,291.2 million and $182.1 million, respectively, of vehicles recorded on its Consolidated Condensed Balance Sheets that were subleased to Budget. These vehicles were purchased with proceeds received from the issuance of rental car asset-backed notes under the AESOP Funding Program (see Note 6—Vehicle Debt).

  The Company charges Budget a monthly fee equal to the leased vehicles' monthly depreciation, interest and administrative expenses. For vehicles subleased to Budget during the three and six months ended June 30, 2003, the Company recorded vehicle depreciation expense of $85.5 million and $119.8 million, respectively, and vehicle interest expense of $22.7 million and $33.7 million, respectively, on its Consolidated Condensed Statements of Income. For the three and six months ended June 30, 2003, the Company recorded revenue from the Budget vehicle sublease of approximately $110.2 million and $158.8 million, respectively, on its Consolidated Condensed Statements of Income, which included the vehicle depreciation and interest expense, as well as administrative fees of $2.0 million and $5.3 million, respectively.

4.     Due to Cendant Corporation and Affiliates, Net

  Due to (from) Cendant Corporation and affiliates, net, consisted of:

	As of June 30, 2003	As of December 31, 2002
Due to Cendant-working capital and trading, net(a)	$337,925	$253,032
Due from Cendant-demand-long-term(b)	(117,683)	(155,246)
Due to Cendant-long-term(c)	530,575	408,108
Due to other Cendant affiliates, net(d)	76,885	55,467
Due from Budget(e)	(76,910)	(9,552)

Total due to Cendant Corporation and affiliates, net	$750,792	$551,809

  (a)
  Represents funding for the Company's working capital and trading needs, which is provided by Cendant. Such intercompany funding accrues interest at LIBOR plus 87.5 basis points for amounts borrowed up to $155.3 million and LIBOR plus 140 basis points for borrowings exceeding such amount.
  (b)
  Represents borrowings by Cendant of the Company's restricted cash under management programs in return for a demand note.
  (c)
  Represents (i) $380.0 million of funding the Company received from Cendant during 2001 to repay outstanding borrowings under a revolving credit facility and debt assumed by the Company in connection with the 2001 acquisition of the Company by Cendant and (ii) $28.1 million and $122.4 million of funding the Company received from Cendant to repay the Company's 11% Senior Subordinated Notes during 2002 and the first quarter of 2003, respectively (see Note 5—Non-Vehicle Debt). All such funding bears interest at LIBOR plus 140 basis points.
  (d)
  Primarily represents amounts due to a subsidiary of Cendant for reservation charges incurred during 2002, that are partially offset by other trading and funding activities between the Company and other Cendant affiliates.
  (e)
  Represents amount due from Budget for sublease of vehicles (see Note 3—Vehicles, Net) and certain other administrative expenses.

  Included within total expenses on the Company's Consolidated Condensed Statements of Income are the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Royalties(a)	$27,301	$27,977	$51,722	$52,253
Reservations(a)	12,172	16,639	24,253	29,321
Data processing(b)	9,144	9,475	16,439	17,740
Rent, corporate overhead allocations and other(b)	15,465	15,300	31,500	29,079
Interest on amounts due to Cendant
Corporation and affiliates, net(c)	3,960	2,959	7,840	6,358

Total	$68,042	$72,350	$131,754	$134,751

  (a)
  Included within selling, general and administration expenses on the Company's Consolidated Condensed Statements of Income. Royalties represent charges to the Company from Cendant for use of the Avis trade name.
  (b)
  Included within operating expenses on the Company's Consolidated Condensed Statements of Income.
  (c)
  Included within non-vehicle interest, net on the Company's Consolidated Condensed Statements of Income.

  These charges, including corporate overhead allocations by Cendant, are determined in accordance with various intercompany agreements, which are based upon factors such as square footage, employee salaries and computer usage time.

  Additionally, Cendant charges the Company a royalty fee of 4.4% for the use of its Avis trade name. Such fee consists of a base royalty of 3.0% of the gross revenue and a supplemental royalty of 1.4% of the gross revenue payable quarterly in arrears. The supplemental royalty will increase to a maximum of 1.5% in the third quarter of 2003. The contract will continue through 2047.

5.     Non-Vehicle Debt

  Non-vehicle debt consisted of:

	As of June 30, 2003	As of December 31, 2002
11% senior subordinated notes(*)	$397,736	$530,146
Other	3,844	4,085

	$401,580	$534,231

  (*)
  The change in the balance reflects redemptions of $110.9 million in face value of these notes (carrying value of $123.2 million) for $124.2 million in cash and approximately $9.2 million related to the amortization of a premium. In connection with such redemptions, the Company recorded a loss of $1.0 million ($600 thousand after taxes) as a component of non-vehicle interest on the Company's Consolidated Condensed Statement of Income.

  These notes contain restrictive covenants, including restrictions on indebtedness of material subsidiaries and mergers and limitations on liens and liquidations, and also require the maintenance of certain financial ratios. At June 30, 2003, the Company was in compliance with all restrictive and financial covenants.

6.     Vehicle Debt

        Vehicle debt consisted of:

	As of June 30, 2003	As of December 31, 2002
AESOP Funding Program:
Variable funding rental car asset-backed notes	$668,600	$494,000
Auction rate rental car asset-backed notes	500,000	185,000
Medium term rental car asset-backed notes	4,974,654	3,349,795
Other	291,199	216,908

	$6,434,453	$4,245,703

  As of June 30, 2003, the Company's asset-backed funding arrangements under the AESOP Funding Program provided for the issuance of up to $7.2 billion of debt, of which approximately $933 million was available. In addition, the Company had availability of approximately $203 million under other funding arrangements as of June 30, 2003.

  Debt Maturities and Covenants
  The contractual final maturities of vehicle debt at June 30, 2003 are as follows:

Year	Amount
Within 1 year	$1,088,049
Between 1 and 2 years	1,592,855
Between 2 and 3 years	1,842,945
Between 3 and 4 years	918,488
Between 4 and 5 years	748,871
Thereafter	243,245

$6,434,453

  Debt under the Company's AESOP Funding Program contains restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also requires the maintenance of certain financial ratios. At June 30, 2003, the Company was in compliance with all such restrictive and financial covenants.

7.     Commitments and Contingencies

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.     Stockholder's Equity

  The components of comprehensive income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$22,508	$22,810	$16,888	$20,401
Other comprehensive income (loss):
Currency translation adjustments, net of tax	8,684	3,660	14,197	4,451
Unrealized gains (losses) on cash flow hedges,
net of tax	7,398	(17,466)	13,627	(5,880)
Minimum pension liability adjustment, net of tax	—	—	(27)	(1,336)

Total comprehensive income	$38,590	$9,004	$44,685	$17,636

  The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flows Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$1,537	$(48,963)	$(17,785)	$(65,211)
Current period change	14,197	13,627	(27)	27,797

Balance June 30, 2003	$15,734	$(35,336)	$(17,812)	$(37,414)

9.     Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

  The following consolidating condensed financial information presents the Consolidating Condensed Balance Sheets as of June 30, 2003 and December 31, 2002, the Consolidating Condensed Statements of Income for the three months ended June 30, 2003 and June 30, 2002 and the Consolidating Condensed Statements of Income and Statements of Cash Flows for the six months ended June 30, 2003 and 2002 of: (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$659,393	$71,282	$—	$730,675

Expenses
Operating, net	—	231,242	36,014	—	267,256
Vehicle depreciation and
lease charges, net	—	213,083	16,488	—	229,571
Selling, general and
administrative	—	104,662	10,135	—	114,797
Vehicle interest, net	3,459	58,461	931	—	62,851
Non-vehicle interest, net	6,334	3,457	—	—	9,791
Non-vehicle depreciation
and amortization	240	9,739	758	—	10,737

Total expenses	10,033	620,644	64,326	—	695,003

Income (loss) before equity in earnings of subsidiaries	(10,033)	38,749	6,956	—	35,672
Equity in earnings of subsidiaries	27,221	4,390	—	(31,611)	—

Income before income taxes	17,188	43,139	6,956	(31,611)	35,672
Provision (benefit) for income taxes	(5,320)	15,918	2,566	—	13,164

Net income	$22,508	$27,221	$4,390	$(31,611)	$22,508

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$591,572	$59,059	$—	$650,631

Expenses
Operating, net	—	227,135	29,231	—	256,366
Vehicle depreciation and lease charges, net	—	146,991	14,410	—	161,401
Selling, general and administrative	—	113,735	8,194	—	121,929
Vehicle interest, net	459	50,544	336	—	51,339
Non-vehicle interest, net	7,658	3,165	—	—	10,823
Non-vehicle depreciation and amortization	240	8,439	766	—	9,445

Total expenses	8,357	550,009	52,937	—	611,303

Income (loss) before equity in earnings of subsidiaries	(8,357)	41,563	6,122	—	39,328
Equity in earnings of subsidiaries	26,166	3,550	—	(29,716)	—

Income before income taxes	17,809	45,113	6,122	(29,716)	39,328
Provision (benefit) for income taxes	(5,001)	18,947	2,572	—	16,518

Net income	$22,810	$26,166	$3,550	$(29,716)	$22,810

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,192,152	$142,103	$—	$1,334,255

Expenses
Operating, net	—	441,147	70,022	—	511,169
Vehicle depreciation and lease charges, net	—	380,717	32,896	—	413,613
Selling, general and administrative	—	202,842	20,108	—	222,950
Vehicle interest, net	6,918	109,670	1,222	—	117,810
Non-vehicle interest, net	14,344	6,560	—	—	20,904
Non-vehicle depreciation and amortization	480	19,055	1,508	—	21,043

Total expenses	21,742	1,159,991	125,756	—	1,307,489

Income (loss) before equity in earnings of subsidiaries	(21,742)	32,161	16,347	—	26,766
Equity in earnings of subsidiaries	26,803	10,316	—	(37,119)	—

Income before income taxes	5,061	42,477	16,347	(37,119)	26,766
Provision (benefit) for income taxes	(11,827)	15,674	6,031	—	9,878

Net income	$16,888	$26,803	$10,316	$(37,119)	$16,888

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Six Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,098,987	$116,247	$—	$1,215,234

Expenses
Operating, net	—	422,895	57,506	—	480,401
Vehicle depreciation and lease charges, net	—	289,810	31,441	—	321,251
Selling, general and administrative	—	221,329	15,531	—	236,860
Vehicle interest, net	918	100,524	544	—	101,986
Non-vehicle interest, net	15,315	6,303	—	—	21,618
Non-vehicle depreciation and amortization	479	15,919	1,545	—	17,943

Total expenses	16,712	1,056,780	106,567	—	1,180,059

Income (loss) before equity in earnings of subsidiaries	(16,712)	42,207	9,680	—	35,175
Equity in earnings of subsidiaries	27,737	5,614	—	(33,351)	—

Income before income taxes	11,025	47,821	9,680	(33,351)	35,175
Provision (benefit) for income taxes	(9,376)	20,084	4,066	—	14,774

Net income	$20,401	$27,737	$5,614	$(33,351)	$20,401

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Assets
Cash and cash equivalents	$267	$13,595	$12,650	$—	$26,512
Restricted cash	—	(193)	69,347	—	69,154
Receivables, net	—	125,133	39,733	—	164,866
Deferred income taxes	157,713	358,138	7,766	—	523,617
Property and equipment, net	—	266,486	16,770	—	283,256
Investment in consolidated subsidiaries	798,656	685,747	—	(1,484,403)	—
Goodwill	801,243	449,760	4,143	—	1,255,146
Other assets	14,580	69,397	37,991	—	121,968

Total assets exclusive of assets under management programs	1,772,459	1,968,063	188,400	(1,484,403)	2,444,519

Assets under management programs:
Restricted cash	—	95	93,127	—	93,222
Vehicles, net	—	(97,638)	6,763,473	—	6,665,835
Due from vehicle manufacturers	—	1,126	80,330	—	81,456

	—	(96,417)	6,936,930	—	6,840,513

Total assets	$1,772,459	$1,871,646	$7,125,330	$(1,484,403)	$9,285,032

Liabilities and stockholder's equity
Liabilities:
Accounts payable	$(93,086)	$492,486	$1,089	$—	$400,489
Accrued liabilities	6,651	349,483	34,869	—	391,003
Due to (from) Cendant Corporation and affiliates, net	1,064,412	13,121	(326,741)	—	750,792
Non-vehicle debt	397,736	3,844	—	—	401,580
Public liability, property damage and other insurance liabilities	—	138,779	83,263	—	222,042

Total liabilities exclusive of liabilities under management programs	1,375,713	997,713	(207,520)	—	2,165,906

Liabilities under management programs:
Vehicle debt	—	73,858	6,360,595	—	6,434,453
Deferred income taxes	6,688	1,419	286,508	—	294,615

	6,688	75,277	6,647,103	—	6,729,068

Stockholder's equity	390,058	798,656	685,747	(1,484,403)	390,058

Total liabilities and stockholder's equity	$1,772,459	$1,871,646	$7,125,330	$(1,484,403)	$9,285,032

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Assets
Cash and cash equivalents	$69	$10,886	$14,297	$—	$25,252
Restricted cash	—	—	59,012	—	59,012
Receivables, net	—	122,436	36,294	—	158,730
Deferred income taxes	157,713	315,856	7,766	—	481,335
Property and equipment, net	—	264,091	14,739	—	278,830
Investment in consolidated subsidiaries	746,729	664,644	—	(1,411,373)	—
Goodwill	801,243	449,760	3,398	—	1,254,401
Other assets	15,059	56,016	34,240	—	105,315

Total assets exclusive of assets under management programs	1,720,813	1,883,689	169,746	(1,411,373)	2,362,875

Assets under management programs:
Restricted cash	—	83	2,379	—	2,462
Vehicles, net	—	(102,326)	4,276,173	—	4,173,847
Due from vehicle manufacturers	—	20,758	237,701	—	258,459

	—	(81,485)	4,516,253	—	4,434,768

Total assets	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Liabilities and stockholder's equity
Liabilities:
Accounts payable	$(78,584)	$418,917	$(134,606)	$—	$205,727
Accrued liabilities	8,683	379,090	27,236	—	415,009
Due to (from) Cendant Corporation and affiliates, net	908,508	11,997	(368,696)	—	551,809
Non-vehicle debt	530,146	4,085	—	—	534,231
Public liability, property damage and other insurance liabilities	—	142,423	69,363	—	211,786

Total liabilities exclusive of liabilities under management programs	1,368,753	956,512	(406,703)	—	1,918,562

Liabilities under management programs:
Vehicle debt	—	97,544	4,148,159	—	4,245,703
Deferred income taxes	6,687	1,419	279,899	—	288,005

	6,687	98,963	4,428,058	—	4,533,708

Stockholder's equity	345,373	746,729	664,644	(1,411,373)	345,373

Total liabilities and stockholder's equity	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$16,888	$26,803	$10,316	$(37,119)	$16,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(21,581)	(36,921)	(70)	—	(58,572)

Net cash provided by (used in) operating activities exclusive of management programs	(4,693)	(10,118)	10,246	(37,119)	(41,684)

Management programs:
Vehicle depreciation	—	358,533	26,785	—	385,318

Net cash provided by (used in) operating activities	(4,693)	348,415	37,031	(37,119)	343,634

Investing Activities
Property and equipment additions	—	(25,229)	(1,698)	—	(26,927)
Proceeds from sales of property and equipment	—	3,779	648	—	4,427
Payment for purchase of rental car franchise licensees	—	—	(208)	—	(208)
Investment in subsidiaries	(26,803)	(10,316)	—	37,119	—

Net cash used in investing activities exclusive of management programs	(26,803)	(31,766)	(1,258)	37,119	(22,708)

Management programs:
Increase in restricted cash	—	(12)	(90,748)	—	(90,760)
Decrease in due from vehicle manufacturers	—	19,632	160,861	—	180,493
Investment in vehicles	—	(11,971)	(5,197,474)	—	(5,209,445)
Payments received on investment in vehicles	—	(345,552)	2,882,443	—	2,536,891

	—	(337,903)	(2,244,918)	—	(2,582,821)

Net cash used in investing activities	(26,803)	(369,669)	(2,246,176)	37,119	(2,605,529)

Financing Activities
Principal payments on borrowings	(124,211)	(241)	—	—	(124,452)
Increase in due to Cendant Corporation and affiliates, net	155,905	34,447	15,042	—	205,394

Net cash provided by financing activities exclusive of management programs	31,694	34,206	15,042	—	80,942

Management programs:
Net increase in borrowings	—	—	2,191,962	—	2,191,962
Payments for debt issuance costs	—	(10,243)	—	—	(10,243)

	—	(10,243)	2,191,962	—	2,181,719

Net cash provided by financing activities	31,694	23,963	2,207,004	—	2,262,661

Effect of changes in exchange rates on cash and cash equivalents	—	—	494	—	494

Net increase (decrease) in cash and cash equivalents	198	2,709	(1,647)	—	1,260
Cash and cash equivalents, beginning of period	69	10,886	14,297	—	25,252

Cash and cash equivalents, end of period	$267	$13,595	$12,650	$—	$26,512

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$20,401	$27,737	$5,614	$(33,351)	$20,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(27,692)	(6,266)	19,384	—	(14,574)

Net cash provided by (used in) operating activities exclusive of management programs	(7,291)	21,471	24,998	(33,351)	5,827

Management programs:
Vehicle depreciation	—	291,352	20,869	—	312,221

Net cash provided by (used in) operating activities	(7,291)	312,823	45,867	(33,351)	318,048

Investing Activities
Property and equipment additions	—	(23,278)	(1,529)	—	(24,807)
Proceeds from sales of property and equipment	—	89	689	—	778
Payment for purchase of rental car franchise licensees	—	(2,835)	(252)	—	(3,087)
Investment in subsidiaries	(27,737)	(5,614)	—	33,351	—

Net cash used in investing activities exclusive of management programs	(27,737)	(31,638)	(1,092)	33,351	(27,116)

Management programs:
Decrease in restricted cash	—	9,283	562,598	—	571,881
Decrease in due from vehicle manufacturers	—	2,456	26,892	—	29,348
Investment in vehicles	—	(57,042)	(2,627,781)	—	(2,684,823)
Payments received on investment in vehicles	—	(248,886)	1,720,919	—	1,472,033

	—	(294,189)	(317,372)	—	(611,561)

Net cash used in investing activities	(27,737)	(325,827)	(318,464)	33,351	(638,677)

Financing Activities
Principal payments on borrowings	—	(253)	—	—	(253)
Increase (decrease) in due to Cendant Corporation and affiliates, net	35,108	16,065	(53,840)	—	(2,667)

Net cash provided by (used in) financing activities exclusive of management programs	35,108	15,812	(53,840)	—	(2,920)

Management programs:
Net increase in borrowings	—	—	350,613	—	350,613
Payments for debt issuance costs	—	(131)	—	—	(131)

	—	(131)	350,613	—	350,482

Net cash provided by financing activities	35,108	15,681	296,773	—	347,562

Effect of changes in exchange rates on cash and cash equivalents	—	—	425	—	425

Net increase in cash and cash equivalents	80	2,677	24,601	—	27,358
Cash and cash equivalents, beginning of period	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of period	$98	$7,887	$32,684	$—	$40,669

Item 2. Management's Narrative Analysis of the Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 6, 2003. Unless otherwise noted, all dollar amounts are in thousands.

We are one of the largest car rental companies in the world and a wholly-owned subsidiary of Cendant Corporation.

Our comparative results of operations for the three months ended June 30, 2003 and 2002 comprised the following:

	2003	2002	Change
Revenues	$730,675	$650,631	$80,044
Total expenses	695,003	611,303	83,700

Income before income taxes	35,672	39,328	(3,656)
Provision for income taxes	13,164	16,518	(3,354)

Net income	$22,508	$22,810	$(302)

Total revenues and expenses increased 12.3% and 13.7%, respectively, primarily due to our subleasing arrangement with Budget Rent A Car System, Inc., a wholly-owned subsidiary of Cendant not within our ownership structure. We sublease a portion of our fleet to Budget for a monthly fee comprised of a depreciation component, interest component and administrative fee component. As a result of this relationship, we generated incremental revenues and expenses of $110.2 million and $108.2 million (consisting of vehicle depreciation expense of $85.5 million and vehicle interest expense of $22.7 million), respectively. Excluding such amounts, domestic car rental revenues declined $41 million (7%) in second quarter 2003 compared with second quarter 2002. The net reduction in domestic car rental revenues was primarily due to a 10% quarter-over-quarter reduction in domestic car rental days, which was partially offset by a 1% increase in time and mileage revenue per domestic rental day, reflecting an increase in pricing. In addition, quarter-over-quarter expenses include favorable interest costs of $8 million on the financing of vehicles due to lower interest rates, which were offset by incremental vehicle-related net expenses and customer service costs. The increase in vehicle-related net expenses includes incremental maintenance and damage costs due to a reduction in warranty-related services provided to car manufacturers, a decline in gas reimbursements from our car rental customers and higher vehicle license and registration costs. Despite reduced revenue domestically, revenues from our international operations increased $10 million due to increased transaction volume and favorable foreign exchange rates, principally in Australia.

Our overall effective tax rate was 36.9% and 42.0% for the three months ended June 30, 2003 and 2002, respectively. The effective tax rate for the second quarter of 2003 was lower primarily due to foreign and state taxes.

Our comparative results of operations for the six months ended June 30, 2003 and 2002 comprised the following:

	2003	2002	Change
Revenues	$1,334,255	$1,215,234	$119,021
Total expenses	1,307,489	1,180,059	127,430

Income before income taxes	26,766	35,175	(8,409)
Provision for income taxes	9,878	14,774	(4,896)

Net income	$16,888	$20,401	$(3,513)

Total revenues and expenses increased 9.8% and 10.8%, respectively, primarily due to our subleasing arrangement with Budget, as discussed above. As a result of this relationship, we generated incremental revenues and expenses of $158.8 million and $153.5 million (consisting of vehicle depreciation expense of $119.8 million and vehicle interest expense of $33.7 million), respectively. Excluding such amounts, domestic car rental revenues declined $61 million (6%) in six months 2003 compared with six months 2002. The net reduction in domestic car rental revenues was primarily due to an 8% period-over-period reduction in domestic car rental days, which was partially offset by a 2% increase in time and mileage revenue per domestic rental day, reflecting an increase in pricing. In addition, period-over-period expenses includes favorable interest costs of $18 million on the financing of vehicles due to lower interest rates, which were offset by incremental vehicle-related net expenses and customer service costs. The increase in vehicle-related net expenses includes incremental maintenance and damage costs due to a reduction in warranty-related services provided to car manufacturers, a decline in gas reimbursements from our car rental customers and higher vehicle license and registration costs. Despite reduced revenue domestically, revenues from our international operations increased $22 million, due to increased transaction volume and favorable foreign exchange rates, principally in Australia, New Zealand, and Canada.

Our overall effective tax rate was 36.9% and 42.0% for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate for the six months ended June 30, 2003 was lower primarily due to foreign and state taxes.

ACCOUNTING POLICIES

We operate in an environment where we are paid a fee for a service performed. Therefore, the results of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies nor to our assessment of which accounting policies that we would consider to be critical accounting policies.

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and all the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, our financial statements beginning on January 1, 2003 reflect compensation expense for all stock-based compensation, including common stock options granted by Cendant as such expense is now allocated to us by Cendant.

Also on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board ("FASB") in 2002:

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

During 2003, the FASB issued the following pronouncements, which we will adopt on July 1, 2003:

  •
  FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our President and Senior Vice President and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our President and Senior Vice President and Controller have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)
Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

  See Exhibit Index

(b)   Reports on Form 8-K

  On April 28, 2003, we filed a current report on Form 8-K to report under Item 5 our selected first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS GROUP HOLDINGS, INC.
/s/ KEVIN M. SHEEHAN Kevin M. Sheehan President
/s/ KURT FREUDENBERG Kurt Freudenberg Senior Vice President and Controller

Date: August 13, 2003

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
10.1
Series 2003-3 Supplement, dated as of May 6, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent.
10.2
Series 2003-4 Supplement, dated as of June 19, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent.
12	Ratio of Earnings to Fixed Charges.
31.1	Certification of President Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Senior Vice President and Controller Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.