Form 10-Q
period 2003-09-30
AVIS GROUP HOLDINGS INC
filed 2003-11-13
CIK 1040445

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 1-13315

AVIS GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3347585 (I.R.S. Employer Identification No.)
6 SYLVAN WAY PARSIPPANY, NJ (Address of Principal Executive Offices)	07054 (Zip Code)
(973) 496-3500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☐    No ☒

        Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Avis Group Holdings, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) to Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

Avis Group Holdings, Inc. and Subsidiaries

Table of Contents

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of Avis Group Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2003, the related consolidated condensed statements of income for the three and nine month periods ended September 30, 2003 and 2002, and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2003, we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets and modification of the accounting for derivative instruments and hedging activities, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 5, 2003

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$830,785	$710,556	$2,165,040	$1,925,790

Expenses
Operating, net	288,581	279,231	799,750	759,632
Vehicle depreciation and lease charges, net	276,970	178,099	690,583	499,350
Selling, general and administrative	115,616	116,666	338,566	353,526
Vehicle interest, net	68,331	54,241	186,141	156,227
Non-vehicle interest, net	9,926	10,316	30,830	31,934
Non-vehicle depreciation and amortization	10,518	9,789	31,561	27,732

Total expenses	769,942	648,342	2,077,431	1,828,401

Income before income taxes	60,843	62,214	87,609	97,389
Provision for income taxes	22,274	26,129	32,152	40,903

Net income	$38,569	$36,085	$55,457	$56,486

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$35,624	$25,252
Restricted cash	78,740	59,012
Receivables, net	189,841	158,730
Deferred income taxes	523,685	481,335
Property and equipment, net	277,657	278,830
Goodwill	1,255,156	1,254,401
Other assets	122,708	105,315

Total assets exclusive of assets under management programs	2,483,411	2,362,875

Assets under management programs:
Program cash	74,478	2,462
Vehicles, net	5,913,597	4,173,847
Due from vehicle manufacturers	551,096	258,459

	6,539,171	4,434,768

Total assets	$9,022,582	$6,797,643

Liabilities and stockholder's equity
Liabilities:
Accounts payable	$314,524	$205,727
Accrued liabilities	395,441	415,009
Due to Cendant Corporation and affiliates, net	781,013	551,809
Non-vehicle debt	341,580	534,231
Public liability, property damage and other insurance liabilities	235,477	211,786

Total liabilities exclusive of liabilities under management programs	2,068,035	1,918,562

Liabilities under management programs:
Vehicle debt	6,212,906	4,245,703
Deferred income taxes	294,576	288,005

	6,507,482	4,533,708

Commitments and contingencies (Note 6)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	297,209	241,752
Accumulated other comprehensive loss	(18,976)	(65,211)

Total stockholder's equity	447,065	345,373

Total liabilities and stockholder's equity	$9,022,582	$6,797,643

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Operating Activities
Net income	$55,457	$56,486
Adjustments to reconcile net income to net cash provided by operating activities exclusive of management programs:
Non-vehicle depreciation and amortization	31,561	27,732
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	3,103	2,480
Income taxes and deferred income taxes	21,096	31,244
Accounts payable	(21,974)	3,657
Accrued liabilities	(33,044)	(14,821)
Other, net	8,820	(13,607)

Net cash provided by operating activities exclusive of management programs	65,019	93,171

Management programs:
Vehicle depreciation, net	645,692	478,918

Net cash provided by operating activities	710,711	572,089

Investing Activities
Property and equipment additions	(38,518)	(38,243)
Proceeds from sales of property and equipment	12,400	3,777
Payment for purchase of rental car franchise licensees	(208)	(3,099)

Net cash used in investing activities exclusive of management programs	(26,326)	(37,565)

Management programs:
Decrease (increase) in program cash	(72,016)	325,935
Increase in due from vehicle manufacturers	(289,244)	(150,084)
Investment in vehicles	(7,400,408)	(4,388,332)
Payments received on investment in vehicles	5,056,570	3,209,581

	(2,705,098)	(1,002,900)

Net cash used in investing activities	(2,731,424)	(1,040,465)

Financing Activities
Principal payments on borrowings	(182,277)	(11,270)
Increase in due to Cendant Corporation and affiliates, net	236,056	20,942

Net cash provided by financing activities exclusive of management programs	53,779	9,672

Management programs:
Proceeds from borrowings	3,772,907	1,629,009
Principal payments on borrowings	(1,783,881)	(1,159,281)
Payments for debt issuance costs	(12,206)	(5,369)

	1,976,820	464,359

Net cash provided by financing activities	2,030,599	474,031

Effect of changes in exchange rates on cash and cash equivalents	486	199

Net increase in cash and cash equivalents	10,372	5,854
Cash and cash equivalents, beginning of period	25,252	13,311

Cash and cash equivalents, end of period	$35,624	$19,165

See Notes to Consolidated Condensed Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in thousands)

1.     Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Group Holdings, Inc. and its subsidiaries, including Avis Rent A Car System, Inc. (collectively, "the Company"). For more detailed information regarding the Company's consolidation policy, refer to "Changes in Accounting Policies—Consolidation Policy" below. The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in an indenture under which the Company issued debt, the Company continues to operate and maintain its status as a separate public reporting entity.

  The Company's Consolidated Condensed Financial Statements separately present the financial data of the Company's management programs. These programs are distinct from the Company's other activities as the assets are funded through the issuance of debt that is collateralized by such assets. Funding for the Company's assets under management programs is also provided by asset-backed financing arrangements, which are classified as debt under management programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation and acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs. The Company believes it is appropriate to segregate the financial data of its management programs because, ultimately, the source of repayment of such debt is the realization of such assets.

  In presenting the Consolidated Condensed Financial Statements, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed on March 6, 2003

  Changes in Accounting Policies

  Stock-Based Compensation.    Under Cendant's existing stock plans, Cendant common stock awards (including stock options, stock appreciation rights, restricted shares and restricted stock units) are granted to the Company's employees, including directors and officers of the Company. Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of common stock options to the Company's employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

  On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, Cendant now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As Cendant elected to use the prospective transition method, Cendant allocated expense to the Company for only employee stock awards that were granted subsequent to December 31, 2002.

  The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income	$38,569	$36,085	$55,457	$56,486
Add back: Stock-based employee compensation expense included in reported net income, net of tax(a)	250	—	437	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax(b)	(915)	(12,432)	(2,433)	(17,073)

Pro forma net income	$37,904	$23,653	$53,461	$39,413

  (a)
  The 2003 amounts reflect the second quarter 2003 issuance by Cendant of 465 thousand restricted stock units to certain of the Company's employees (including officers) as a form of compensation. These restricted stock units entitle the employee to receive one share of Cendant's common stock upon vesting, which occurs ratably over a four year period. Accordingly, Cendant allocated compensation expense of approximately $400 thousand and $700 thousand to the Company during the three and nine months ended September 30, 2003, respectively, which on an after-tax basis is $250 thousand and $437 thousand, respectively.

  (b)
  Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that will be recorded by the Company as future expense will vary based upon factors such as the type of award granted by Cendant and the then-current fair market value of such award.

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

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company's results of operations or financial position.

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

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Consolidation Policy.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. Transfers to a qualifying SPE ("QSPE") and certain other interests in QSPEs are generally not subject to this Interpretation. The provisions of FIN 46 are effective immediately for transactions entered into by the Company subsequent to January 31, 2003, and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003. The Company is currently assessing the application of this Interpretation to certain entities.

  In connection with FIN 46, when evaluating an entity for consolidation, the Company first determines whether an entity is deemed to be a VIE and, if so, whether the Company would be considered its primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or QSPE upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Prior to the adoption of FIN 46 (before the change in policy), the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company's ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

2.     Vehicles, Net

  Vehicles, net consisted of:

	As of September 30, 2003	As of December 31, 2002
Rental vehicles	$6,334,976	$4,415,761
Vehicles held for sale	17,720	144,283

	6,352,696	4,560,044
Less: accumulated depreciation	(439,099)	(386,197)

	$5,913,597	$4,173,847

  The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Depreciation expense	$260,374	$166,697	$645,692	$478,918
Lease charges	6,019	6,585	18,337	18,470
Loss on sales of vehicles, net	10,577	4,817	26,554	1,962

	$276,970	$178,099	$690,583	$499,350

  Depreciation expense is net of the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $47.8 million and $48.1 million for the three months ended September 30, 2003 and 2002, respectively, and $135.8 million and $112.5 million for the nine months ended September 30, 2003 and 2002, respectively.

  Vehicle interest expense amounts are net of interest income of $441 thousand and $369 thousand for the three months ended September 30, 2003 and 2002, respectively, and $2.2 million and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively.

  The Company subleases a portion of its fleet to Budget Rent A Car System, Inc. ("Budget"), a wholly-owned subsidiary of Cendant not within the Company's ownership structure. As of September 30, 2003 and December 31, 2002, the Company had $1,722.0 million and $182.1 million, respectively, of vehicles recorded on its Consolidated Condensed Balance Sheets that were subleased to Budget. These vehicles were purchased with proceeds received from the issuance of rental car asset-backed notes under the AESOP Funding Program (see Note 5—Vehicle Debt).

  The Company charges Budget a monthly fee equal to the leased vehicles' monthly depreciation, interest and administrative expenses. For vehicles subleased to Budget during the three and nine months ended September 30, 2003, the Company recorded vehicle depreciation and lease charges of $103.1 million and $222.9 million, respectively, and vehicle interest expense of $25.6 million and $59.3 million, respectively, on its Consolidated Condensed Statements of Income. For the three and nine months ended September 30, 2003, the Company recorded revenue from the Budget vehicle sublease of approximately $129.5 million and $288.3 million, respectively, on its Consolidated Condensed Statements of Income, which included vehicle depreciation and interest expense, as well as administrative fees of $0.8 million and $6.1 million, respectively.

3.     Due to Cendant Corporation and Affiliates, Net

  Due to (from) Cendant Corporation and affiliates, net, consisted of:

	As of September 30, 2003	As of December 31, 2002
Due to Cendant-working capital and trading, net(a)	$281,015	$253,032
Due from Cendant-demand-long-term(b)	(110,573)	(155,246)
Due to Cendant-long-term(c)	588,277	408,108
Due to other Cendant affiliates, net(d)	107,995	55,467
Due from Budget(e)	(85,701)	(9,552)

Total due to Cendant Corporation and affiliates, net	$781,013	$551,809

  (a)
  Represents funding for the Company's working capital and trading needs, which is provided by Cendant. Such intercompany funding accrues interest at LIBOR plus 87.5 basis points for amounts borrowed up to $110.5 million and LIBOR plus 140 basis points for borrowings exceeding such amount.

  (b)
  Represents borrowings by Cendant of the Company's program cash under management programs in return for a demand note.

  (c)
  Represents (i) $380.0 million of funding the Company received from Cendant during 2001 to repay outstanding borrowings under a revolving credit facility and debt assumed by the Company in connection with the 2001 acquisition of the Company by Cendant and (ii) $28.1 million and $180.2 million of funding the Company received from Cendant to repay the Company's 11% Senior Subordinated Notes during 2002 and 2003, respectively (see Note 4—Non-Vehicle Debt). All such funding bears interest at LIBOR plus 140 basis points.

  (d)
  Primarily represents amounts due to a subsidiary of Cendant for reservation charges incurred during 2003, that are partially offset by other trading and funding activities between the Company and other Cendant affiliates.

  (e)
  Represents amount due from Budget for sublease of vehicles (see Note 2—Vehicles, Net) and certain other administrative expenses.

  Included within total expenses on the Company's Consolidated Condensed Statements of Income are the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Royalties(a)	$31,635	$31,017	$83,357	$83,270
Reservations(a)	12,368	14,050	36,621	43,371
Data processing(b)	8,841	8,819	25,280	26,559
Rent, corporate overhead allocations and other(b)	16,689	14,783	48,189	43,862
Interest on amounts due to Cendant Corporation and affiliates, net(c)	4,134	3,321	11,974	9,679

Total	$73,667	$71,990	$205,421	$206,741

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

  Additionally, Cendant charges the Company a royalty fee of 4.5% of gross revenue, payable quarterly in arrears for the use of its Avis trade name. The contract expires in 2047.

4.     Non-Vehicle Debt

  Non-vehicle debt consisted of:

	As of September 30, 2003	As of December 31, 2002
11% senior subordinated notes(*)	$336,853	$530,146
Other	4,727	4,085

	$341,580	$534,231

  (*)
  The change in the balance reflects redemptions of $163 million in face value of these notes (carrying value of $180 million) for $182 million in cash and approximately $13 million related to the amortization of a premium. In connection with such redemptions, the Company recorded a pretax charge of $2 million as a component of non-vehicle interest on the Company's Consolidated Condensed Statement of Income.

  These notes contain restrictive covenants, including restrictions on indebtedness of material subsidiaries and mergers and limitations on liens and liquidations, and also require the maintenance of certain financial ratios. At September 30, 2003, the Company was in compliance with all restrictive and financial covenants.

5.     Vehicle Debt

  Vehicle debt consisted of:

	As of September 30, 2003	As of December 31, 2002
AESOP Funding Program:
Variable funding rental car asset-backed notes	$598,600	$494,000
Auction rate rental car asset-backed notes	500,000	185,000
Medium term rental car asset-backed notes	4,833,019	3,349,795
Other	281,287	216,908

	$6,212,906	$4,245,703

  As of September 30, 2003, the Company's asset-backed funding arrangements under the AESOP Funding Program provided for the issuance of up to $6.7 billion of debt, of which approximately $800 million was available. In addition, the Company had availability of approximately $246 million under other funding arrangements as of September 30, 2003.

  Debt Maturities and Covenants

  The contractual final maturities of vehicle debt at September 30, 2003 are as follows:

Year	Amount
Within 1 year	$1,495,959
Between 1 and 2 year	1,445,611
Between 2 and 3 years	1,506,842
Between 3 and 4 years	1,008,333
Between 4 and 5 years	620,545
Thereafter	135,616

$6,212,906

  Debt under the Company's AESOP Funding Program contains restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also requires the maintenance of certain financial ratios. At September 30, 2003, the Company was in compliance with all such restrictive and financial covenants.

6.     Commitments and Contingencies

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.     Stockholder's Equity

  The components of comprehensive income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$38,569	$36,085	$55,457	$56,486
Other comprehensive income (loss):
Currency translation adjustments, net of tax	773	(2,618)	14,970	1,833
Unrealized gains (losses) on cash flow hedges, net of tax	17,665	(9,875)	31,292	(15,755)
Minimum pension liability adjustment, net of tax	—	66	(27)	(1,270)

Total comprehensive income	$57,007	$23,658	$101,692	$41,294

  The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flows Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$1,537	$(48,963)	$(17,785)	$(65,211)
Current period change	14,970	31,292	(27)	46,235

Balance September 30, 2003	$16,507	$(17,671)	$(17,812)	$(18,976)

8.     Subsequent Event

  On October 9, 2003, the Company issued $500 million of rental car asset backed notes under its AESOP Funding Program. Approximately $200 million of such notes mature in December 2006 and bear interest at a fixed rate of 2.78% and approximately $300 million of such notes mature in December 2008 and bear interest at a floating rate of LIBOR plus 38 basis points.

9.     Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

  The following consolidating condensed financial information presents the Consolidating Condensed Balance Sheets as of September 30, 2003 and December 31, 2002, the Consolidating Condensed Statements of Income for the three and nine months ended September 30, 2003 and September 30, 2002 and the Consolidating Condensed Statements of Income and Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 of: (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

  Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided, as management believes the following information is sufficient.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$736,468	$94,317	$—	$830,785

Expenses
Operating, net	—	245,291	43,290	—	288,581
Vehicle depreciation and lease charges, net	—	257,756	19,214	—	276,970
Selling, general and administrative	—	104,588	11,028	—	115,616
Vehicle interest, net	3,459	62,996	1,876	—	68,331
Non-vehicle interest, net	6,387	3,539	—	—	9,926
Non-vehicle depreciation and amortization	240	9,485	793	—	10,518

Total expenses	10,086	683,655	76,201	—	769,942

Income (loss) before equity in earnings of subsidiaries	(10,086)	52,813	18,116	—	60,843
Equity in earnings of subsidiaries	40,794	11,499	—	(52,293)	—

Income before income taxes	30,708	64,312	18,116	(52,293)	60,843
Provision (benefit) for income taxes	(7,861)	23,518	6,617	—	22,274

Net income	$38,569	$40,794	$11,499	$(52,293)	$38,569

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$631,805	$78,751	$—	$710,556

Expenses
Operating, net	—	247,030	32,201	—	279,231
Vehicle depreciation and lease charges, net	—	160,453	17,646	—	178,099
Selling, general and administrative	—	107,475	9,191	—	116,666
Vehicle interest, net	9,459	43,766	1,016	—	54,241
Non-vehicle interest, net	7,110	3,206	—	—	10,316
Non-vehicle depreciation and amortization	241	8,846	702	—	9,789

Total expenses	16,810	570,776	60,756	—	648,342

Income (loss) before equity in earnings of subsidiaries	(16,810)	61,029	17,995	—	62,214
Equity in earnings of subsidiaries	41,450	10,437	—	(51,887)	—

Income before income taxes	24,640	71,466	17,995	(51,887)	62,214
Provision (benefit) for income taxes	(11,445)	30,016	7,558	—	26,129

Net income	$36,085	$41,450	$10,437	$(51,887)	$36,085

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Nine Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,928,620	$236,420	$—	$2,165,040

Expenses
Operating, net	—	686,438	113,312	—	799,750
Vehicle depreciation and lease charges, net	—	638,473	52,110	—	690,583
Selling, general and administrative	—	307,430	31,136	—	338,566
Vehicle interest, net	10,377	172,666	3,098	—	186,141
Non-vehicle interest, net	20,731	10,099	—	—	30,830
Non-vehicle depreciation and amortization	720	28,540	2,301	—	31,561

Total expenses	31,828	1,843,646	201,957	—	2,077,431

Income (loss) before equity in earnings of subsidiaries	(31,828)	84,974	34,463	—	87,609
Equity in earnings of subsidiaries	67,597	21,815	—	(89,412)	—

Income before income taxes	35,769	106,789	34,463	(89,412)	87,609
Provision (benefit) for income taxes	(19,688)	39,192	12,648	—	32,152

Net income	$55,457	$67,597	$21,815	$(89,412)	$55,457

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Nine Months Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,730,792	$194,998	$		$$1,925,790

Expenses
Operating, net	—	669,925	89,707		—	759,632
Vehicle depreciation and lease charges, net	—	450,263	49,087		—	499,350
Selling, general and administrative	—	328,804	24,722		—	353,526
Vehicle interest, net	10,377	144,290	1,560		—	156,227
Non-vehicle interest, net	22,425	9,509	—		—	31,934
Non-vehicle depreciation and amortization	720	24,765	2,247		—	27,732

Total expenses	33,522	1,627,556	167,323		—	1,828,401

Income (loss) before equity in earnings of subsidiaries	(33,522)	103,236	27,675		—	97,389
Equity in earnings of subsidiaries	69,187	16,051	—		(85,238)	—

Income before income taxes	35,665	119,287	27,675		(85,238)	97,389
Provision (benefit) for income taxes	(20,821)	50,100	11,624		—	40,903

Net income	$56,486	$69,187	$16,051		$(85,238)	$56,486

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Assets
Cash and cash equivalents	$135	$14,111	$21,378	$—	$35,624
Restricted cash	—	(278)	79,018	—	78,740
Receivables, net	—	150,201	39,640	—	189,841
Deferred income taxes	157,713	357,413	8,559	—	523,685
Property and equipment, net	—	261,294	16,363	—	277,657
Investment in consolidated subsidiaries	869,386	690,717	—	(1,560,103)	—
Goodwill	801,243	449,760	4,153	—	1,255,156
Other assets	14,340	79,256	29,112	—	122,708

Total assets exclusive of assets under management programs	1,842,817	2,002,474	198,223	(1,560,103)	2,483,411

Assets under management programs:
Program cash	—	126	74,352	—	74,478
Vehicles, net	—	(104,050)	6,017,647	—	5,913,597
Due from vehicle manufacturers	—	3,232	547,864	—	551,096

	—	(100,692)	6,639,863	—	6,539,171

Total assets	$1,842,817	$1,901,782	$6,838,086	$(1,560,103)	$9,022,582

Liabilities and stockholder's equity
Liabilities:
Accounts payable	$(89,449)	$527,100	$(123,127)	$—	$314,524
Accrued liabilities	14,242	344,158	37,041	—	395,441
Due to (from) Cendant Corporation and affiliates, net	1,127,418	(38,143)	(308,262)	—	781,013
Non-vehicle debt	336,853	4,727	—	—	341,580
Public liability, property damage and other insurance liabilities	—	140,868	94,609	—	235,477

Total liabilities exclusive of liabilities under management programs	1,389,064	978,710	(299,739)	—	2,068,035

Liabilities under management programs:
Vehicle debt	—	52,267	6,160,639	—	6,212,906
Deferred income taxes	6,688	1,419	286,469	—	294,576

	6,688	53,686	6,447,108	—	6,507,482

Stockholder's equity	447,065	869,386	690,717	(1,560,103)	447,065

Total liabilities and stockholder's equity	$1,842,817	$1,901,782	$6,838,086	$(1,560,103)	$9,022,582

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Assets
Cash and cash equivalents	$69	$10,886	$14,297	$—	$25,252
Restricted cash	—	—	59,012	—	59,012
Receivables, net	—	122,436	36,294	—	158,730
Deferred income taxes	157,713	315,856	7,766	—	481,335
Property and equipment, net	—	264,091	14,739	—	278,830
Investment in consolidated subsidiaries	746,729	664,644	—	(1,411,373)	—
Goodwill	801,243	449,760	3,398	—	1,254,401
Other assets	15,059	56,016	34,240	—	105,315

Total assets exclusive of assets under management programs	1,720,813	1,883,689	169,746	(1,411,373)	2,362,875

Assets under management programs:
Program cash	—	83	2,379	—	2,462
Vehicles, net	—	(102,326)	4,276,173	—	4,173,847
Due from vehicle manufacturers	—	20,758	237,701	—	258,459

	—	(81,485)	4,516,253	—	4,434,768

Total assets	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Liabilities and stockholder's equity
Liabilities:
Accounts payable	$(78,584)	$418,917	$(134,606)	$—	$205,727
Accrued liabilities	8,683	379,090	27,236	—	415,009
Due to (from) Cendant Corporation and affiliates, net	908,508	11,997	(368,696)	—	551,809
Non-vehicle debt	530,146	4,085	—	—	534,231
Public liability, property damage and other insurance liabilities	—	142,423	69,363	—	211,786

Total liabilities exclusive of liabilities under management programs	1,368,753	956,512	(406,703)	—	1,918,562

Liabilities under management programs:
Vehicle debt	—	97,544	4,148,159	—	4,245,703
Deferred income taxes	6,687	1,419	279,899	—	288,005

	6,687	98,963	4,428,058	—	4,533,708

Stockholder's equity	345,373	746,729	664,644	(1,411,373)	345,373

Total liabilities and stockholder's equity	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$55,457	$67,597	$21,815	$(89,412)	$55,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(24,793)	62,029	(27,674)	—	9,562
Investment in subsidiaries	(67,597)	(21,815)	—	89,412	—

Net cash provided by (used in) operating activities exclusive of management programs	(36,933)	107,811	(5,859)	—	65,019

Management programs:
Vehicle depreciation	—	601,034	44,658	—	645,692

Net cash provided by (used in) operating activities	(36,933)	708,845	38,799	—	710,711

Investing Activities
Property and equipment additions	—	(35,521)	(2,997)	—	(38,518)
Proceeds from sales of property and equipment	—	10,818	1,582	—	12,400
Payment for purchase of rental car franchise licensees	—	—	(208)	—	(208)

Net cash used in investing activities exclusive of management programs	—	(24,703)	(1,623)	—	(26,326)

Management programs:
Increase in program cash	—	(43)	(71,973)	—	(72,016)
Decrease (increase) in due from vehicle manufacturers	—	17,526	(306,770)	—	(289,244)
Investment in vehicles	—	(48,716)	(7,351,692)	—	(7,400,408)
Payments received (made) on investment in vehicles	—	(586,973)	5,643,543	—	5,056,570

	—	(618,206)	(2,086,892)	—	(2,705,098)

Net cash used in investing activities	—	(642,909)	(2,088,515)	—	(2,731,424)

Financing Activities
Principal payments on borrowings	(181,912)	(365)	—	—	(182,277)
Increase (decrease) in due to Cendant Corporation and affiliates, net	218,911	(50,140)	67,285	—	236,056

Net cash provided by (used in) financing activities exclusive of management programs	36,999	(50,505)	67,285	—	53,779

Management programs:
Net increase in borrowings	—	—	1,989,026	—	1,989,026
Payments for debt issuance costs	—	(12,206)	—	—	(12,206)

	—	(12,206)	1,989,026	—	1,976,820

Net cash provided by (used in) financing activities	36,999	(62,711)	2,056,311	—	2,030,599

Effect of changes in exchange rates on cash and cash equivalents	—	—	486	—	486

Net increase in cash and cash equivalents	66	3,225	7,081	—	10,372
Cash and cash equivalents, beginning of period	69	10,886	14,297	—	25,252

Cash and cash equivalents, end of period	$135	$14,111	$21,378	$—	$35,624

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$56,486	$69,187	$16,051	$(85,238)	$56,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(32,822)	(71,742)	141,249	—	36,685
Investment in subsidiaries	(69,187)	(16,051)	—	85,238	—

Net cash provided by (used in) operating activities exclusive of management programs	(45,523)	(18,606)	157,300	—	93,171

Management programs:
Vehicle depreciation	—	444,725	34,193	—	478,918

Net cash provided by (used in) operating activities	(45,523)	426,119	191,493	—	572,089

Investing Activities
Property and equipment additions	—	(36,380)	(1,863)	—	(38,243)
Proceeds from sales of property and equipment	—	2,974	803	—	3,777
Payment for purchase of rental car franchise licensees	—	(2,835)	(264)	—	(3,099)

Net cash used in investing activities exclusive of management programs	—	(36,241)	(1,324)	—	(37,565)

Management programs:
Decrease in program cash	—	9,239	316,696	—	325,935
Increase in due from vehicle manufacturers	—	(1,602)	(148,482)	—	(150,084)
Investment in vehicles	—	(131,724)	(4,256,608)	—	(4,388,332)
Payments received (made) on investment in vehicles	—	(350,194)	3,559,775	—	3,209,581

	—	(474,281)	(528,619)	—	(1,002,900)

Net cash used in investing activities	—	(510,522)	(529,943)	—	(1,040,465)

Financing Activities
Net decrease in non-vehicle debt	(10,900)	(370)	—	—	(11,270)
Increase (decrease) in due to Cendant Corporation and affiliates, net	56,566	91,414	(127,038)	—	20,942

Net cash provided by (used in) financing activities exclusive of management programs	45,666	91,044	(127,038)	—	9,672

Management programs:
Net increase in borrowings	—	—	469,728	—	469,728
Payments for debt issuance costs	—	(5,369)	—	—	(5,369)

	—	(5,369)	469,728	—	464,359

Net cash provided by financing activities	45,666	85,675	342,690	—	474,031

Effect of changes in exchange rates on cash and cash equivalents	—	—	199	—	199

Net increase in cash and cash equivalents	143	1,272	4,439	—	5,854
Cash and cash equivalents, beginning of period	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of period	$161	$6,482	$12,522	$—	$19,165

Item 2. Management's Narrative Analysis of the Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 6, 2003. Unless otherwise noted, all dollar amounts are in thousands.

We are one of the largest car rental companies in the world and a wholly-owned subsidiary of Cendant Corporation.

Our comparative results of operations for the three months ended September 30, 2003 and 2002 comprised the following:

	2003	2002	Change
Revenues	$830,785	$710,556	$120,229
Total expenses	769,942	648,342	121,600

Income before income taxes	60,843	62,214	(1,371)
Provision for income taxes	22,274	26,129	(3,855)

Net income	$38,569	$36,085	$2,484

Total revenues and expenses increased 16.9% and 18.8%, respectively, primarily due to our subleasing arrangement with Budget Rent A Car System, Inc., a wholly-owned subsidiary of Cendant not within our ownership structure. We sublease a portion of our fleet to Budget for a monthly fee comprised of depreciation, interest and an administrative fee. As a result of this relationship, we generated incremental revenues and expenses of $129.6 million and $128.7 million (consisting of vehicle depreciation expense of $103.1 million and vehicle interest expense of $25.6 million), respectively. Excluding such amounts, domestic car rental revenues declined $25.8 million (4.1%) in the third quarter 2003 compared with the third quarter 2002. The net reduction in domestic car rental revenues was primarily due to a 5.0% quarter-over-quarter reduction in domestic car rental days, which was partially offset by a 2.2% increase in time and mileage revenue per domestic rental day, reflecting an increase in pricing which has minimal associated incremental costs. In addition, quarter-over-quarter expenses include favorable interest costs of $9.1 million on the financing of vehicles due to lower interest rates, which were offset by increased vehicle-related net expenses primarily due to incremental maintenance costs and damages. Despite reduced revenue domestically, revenues from our international operations increased $16.4 million due to increased car rental transaction volume and pricing and the favorable impact to revenues of foreign exchange rates, principally in Australia, New Zealand and Canada (principally offset by the unfavorable impact on expenses).

Our overall effective tax rate was 36.6% and 42.0% for the three months ended September 30, 2003 and 2002, respectively. The effective tax rate for the third quarter of 2003 was lower primarily due to foreign and state taxes.

Our comparative results of operations for the nine months ended September 30, 2003 and 2002 comprised the following:

	2003	2002	Change
Revenues	$2,165,040	$1,925,790	$239,250
Total expenses	2,077,431	1,828,401	249,030

Income before income taxes	87,609	97,389	(9,780)
Provision for income taxes	32,152	40,903	(8,751)

Net income	$55,457	$56,486	$(1,029)

Total revenues and expenses increased 12.4% and 13.6%, respectively, primarily due to our subleasing arrangement with Budget, as discussed above. As a result of this relationship, we generated incremental revenues and expenses of $288.3 million and $282.2 million (consisting of vehicle depreciation expense of $222.9 million and vehicle interest expense of $59.3 million), respectively. Excluding such amounts, domestic car rental revenues declined $87.2 million (5.0%) in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The net reduction in domestic car rental revenues was primarily due to a 6.0% period-over-period reduction in domestic car rental days, which was partially offset by a 1.9% increase in time and mileage revenue per domestic rental day reflecting an increase in pricing which has minimal associated incremental costs. In addition, period-over-period expenses includes favorable interest costs of $27.1 million on the financing of vehicles due to lower interest rates, which were offset by incremental vehicle-related net expenses. The increase in vehicle-related net expenses includes incremental maintenance costs, damages on vehicles and a decline in gas reimbursements from our car rental customers and higher vehicle license and registration costs. Despite reduced revenue domestically, revenues from our international operations increased $38 million, due to increased transaction volume and the favorable impact to revenues (principally offset by an unfavorable impact on expenses) of foreign exchange rates, principally in Australia, New Zealand and Canada.

Our overall effective tax rate was 36.7% and 42.0% for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate for the nine months ended September 30, 2003 was lower primarily due to foreign and state taxes.

ACCOUNTING POLICIES

We operate in an environment where we are paid a fee for a service performed. Therefore, the results of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies that we would consider to be critical accounting policies with the exception of our current application of FIN 46 to specific entities as discussed in Note 1 to our Consolidated Condensed Financial Statements. From time to time, we evaluate the estimates used in recording goodwill in connection with the acquisition of a business. In certain circumstances, those estimates may be based upon preliminary or outdated information. Accordingly, the allocation to goodwill is subject to revision when we receive new information. Revisions to the estimates are recorded as further adjustments to goodwill or within the Consolidated Condensed Statements of Income, as appropriate.

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

In addition, on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board ("FASB") in 2002:

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." As of September 30, 2003, we have applied the provisions of this Interpretation for all transactions initiated subsequent to January 31, 2003. We are currently assessing the application of this Interpretation to certain entities and are awaiting the additional clarification that the FASB is expected to provide prior to December 31, 2003.

During 2003, the FASB also issued the following literature, which we have adopted as of July 1, 2003:

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our President and Senior Vice President and Controller, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our President and Senior Vice President and Controller have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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
Date: November 13, 2003

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
10.1
Series 2003-1 Supplement, dated as of August 5, 2003, to the Amended and Restated Trust Indenture, dated as of June 30, 1997, between BNY Trust Company of Canada in its capacity as Trustee of Stars Trust and Computershare Trust Company of Canada.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of President Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Senior Vice President and Controller Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Avis Group Holdings, Inc. and Subsidiaries Table of Contents
FORWARD-LOOKING STATEMENTS
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all dollar amounts are in thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF INCOME For the Three Months Ended September 30, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF INCOME For the Three Months Ended September 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF INCOME For the Nine Months Ended September 30, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF INCOME For the Nine Months Ended September 30, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET September 30, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2002
SIGNATURES
EXHIBIT INDEX