Form 10-K
period 2003-12-31
AVIS GROUP HOLDINGS INC
filed 2004-03-23
CIK 1040445

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 1-13315

AVIS GROUP HOLDINGS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3347585 (I.R.S. Employer Identification Number)
6 SYLVAN WAY PARSIPPANY, NJ (Address of Principal Executive Office)	07054 (Zip Code)
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
Yes / / No /x/

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant on June 30, 2003. All of our Common Stock is owned by Cendant Corporation, accordingly there is no public trading market for our Common Stock.

The number of shares outstanding of the Registrant's classes of Common Stock was 5,537 as of December 31, 2003.

Avis Group Holdings, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	3
2	Properties	6
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	7
	PART II
5	Market for the Registrant's Common Equity and Related Stockholder Matters	7
6	Selected Financial Data	7
7	Management's Narrative Analysis of the Results of Operations	8
7A	Quantitative and Qualitative Disclosures about Market Risk	11
8	Financial Statements and Supplementary Data	11
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
9A	Controls and Procedures	11
	PART III
10	Directors and Executive Officers of the Registrant	12
11	Executive Compensation	12
12	Security Ownership of Certain Beneficial Owners and Management	12
13	Certain Relationships and Related Transactions	12
14	Principal Accounting Fees and Services	12
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13
	Signatures	14

i

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry, or financial results and could also result in a disruption in our business;

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

  •
  failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue;

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

  •
  changes in the vehicle manufacturer repurchase arrangements or changes in the credit quality of such vehicle manufacturers; and

  •
  changes in laws and regulations, including changes in accounting standards, state, federal and international tax laws and privacy policy regulation.

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

On March 1, 2001, all of our common stock not then owned by Cendant Corporation ("Cendant") was acquired by PHH Corporation, ("PHH"), a wholly-owned subsidiary of Cendant for approximately $994 million. Simultaneous with the acquisition, we were distributed to a Cendant subsidiary not within the PHH ownership structure and the Company's former fleet and fuel card businesses were retained by PHH. Accordingly, we are now a wholly-owned subsidiary of Cendant.

We operate and/or franchise portions of the Avis car rental system (the "Avis System"), which represents one of the largest car rental systems in the world, based on total revenue and number of locations. We and our affiliates operate and/or franchise approximately 1,800 of the approximately 4,800 rental locations that comprise the Avis System, including locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under a franchise arrangement with Avis Europe Ltd., an independent third party and is comprised of approximately 3,000 locations.

We own and operate approximately 982 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For 2003, our Avis car rental operations had an average fleet of approximately 209,500 vehicles and generated total vehicle rental revenue of approximately $2.97 billion, of which 89% (or $2.64 billion) was derived from U.S. operations. In addition, we or our affiliates franchise the Avis System to independent business owners in approximately 820 locations including locations in the United States, Canada, Latin America and the Asia Pacific region. Approximately 95% of our Avis System rental revenue in the United States is generated by locations owned by us or operated for us under agency arrangements, and the remainder is generated by locations operated by independent franchisees. Independent franchisees pay fees based either on total time and mileage charges or total revenue.

In addition to fees from car rentals and franchisee royalties, we generate revenue through optional products and services such as supplemental equipment (child seats and ski racks), loss damage waivers, additional liability insurance, personal accident insurance, personal effects protection and fuel option and service charges.

We provide our corporate locations and franchisees access to the benefits of a variety of services, including: (i) a standardized system identity for rental location presentation and uniforms; (ii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels; (iii) marketing/advertising/public relations support, which includes a national advertising campaign to generate awareness of the Avis System through our familiar "We Try Harder" tagline; (iv) one of the leading rental car web sites, avis.com; (v) "Avis Cares," a program which includes providing customers with area-specific driver safety information, the latest child safety seats (available for rent) and driving maps; (vi) a counter bypass program, Avis Preferred Service, which is available at top airport locations; and (vii) Avis Access, a full range of special products and services for physically-challenged drivers and passengers. Avis System locations have access to the Wizard System, an online computer system which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. Franchisees pay a fee for the use of the Wizard System. We also offer Avis InterActive, which provides corporate customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

Growth.    For 2003, we generated 83.9% of our revenue from our owned airport locations. We intend to increase business at existing off-airport locations through a combination of advertising, promotions, local sales calls and targeted marketing to members of various associations and corporations. We also intend to open new off-airport locations through relationships with major retailers. We formalized a partnership with Sears Roebuck and Co. in October 2002 and since then have established 54 Avis locations at Sears stores.

Fleet Management.    With respect to the car rental operations owned and operated by us, we participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers. Our feature suppliers are General Motors Corporation ("GM") and the Ford Motor Company ("Ford"). Under the terms of our agreements with GM and Ford, which expire in 2006 and 2007, respectively, we are required to purchase a certain number of vehicles from these manufacturers. Our current operating strategy is to maintain an average fleet age of approximately five months. For model year 2003, approximately 99% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby reducing our risk on the resale of the vehicles. In 2003, approximately 1.7% of repurchase program vehicles did not meet the conditions for repurchase.

Airport Rental Concession Fees.    In general, concession fees for airport locations are based on a percentage of total concenssionable revenues (as determined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

Marketing.    In 2003, approximately 73% of vehicle rental transactions generated from our owned and agency operated car rental locations were generated in the United States by travelers who rented with Avis under contracts between Avis and the travelers' employers or through membership in an organization with whom Avis has an affiliation (such as AARP and USAAA). Our franchisees also have the option to participate in these contracts. Unaffiliated business and leisure travelers are solicited by direct mail, promotions and advertising campaigns.

Customers can make Avis reservations through the Avis toll-free reservation center at 1-888-777-AVIS, via our Avis web site at www.avis.com, through online portals or by contacting their travel agent. Travel agents can access Avis through all major global distribution systems and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly. We also maintain strong links to the travel industry. Avis offers customers the ability to earn frequent traveler points with virtually all the major airlines including Delta Air Lines, Inc., American Airlines, Inc. Continental Airlines, Inc. and United Airlines, Inc. We are also affiliated with TripRewards, Cendant's recently launched loyalty marketing program and with the frequent traveler programs of various hotels including the Hilton Hotels Corporation, Hyatt Corporation, and Starwood Hotels and Resorts Worldwide, Inc. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. We also have an arrangement with Cendant's lodging brands whereby lodging customers who are making reservations by telephone may be transferred to Avis if they desire to rent a vehicle. In addition, through partnerships with American Express, MBNA Corporation and Sears, we are able to provide their customers with incentives to rent from Avis.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing or contracting with teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize a wide range of marketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air

Canada and Qantas Airways as well as participation in Avis Europe programs with British Airways, Lufthansa and other carriers.

Avis.com.    We have a strong brand presence on the Internet through our Avis web site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly through this web site. In addition, we have agreements to promote our car rental services with major Internet portals, and have a strong advertising presence on Yahoo!. During 2003, reservations through Internet sources increased to 18.3% of total reservations from 14.7% in the prior year.

Competition.    The car rental industry is characterized by intense price and service competition. In any given location, we may encounter competition from national, regional and local companies. Nationally, our principal competitor is The Hertz Corporation; however, we also compete with National Car Rental System, Inc., Alamo Rent-A-Car, Inc., Dollar Rent A Car, Inc. and Thrifty Rent-A-Car System, Inc. and Enterprise Rent-A-Car Company. In addition, we compete with a large number of regional and local vehicle rental companies throughout the country.

Competition in the U.S. car rental business is based primarily upon price, reliability, national distribution, usability of booking system, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing.

Trademarks and Intellectual Property.    The service mark "Avis," related marks incorporating the word "Avis", and related logos are material to us. We actively use these marks. All of the material marks used in our business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where we operate. Cendant owns the marks we use. We pay Cendant a royalty fee of 4.5% of revenue for the use of the Avis trade name. The royalty of 4.5% consists of a base royalty of 3.0% of gross revenue and a supplemental royalty of 1.5% of the gross revenue payable quarterly in arrears.

Seasonality.    The third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on our annual performance than in other periods. The fourth quarter is generally our weakest financial quarter. In 2003, our average monthly rental fleet, excluding sub-franchisees, ranged from a low of approximately 195,000 vehicles in December to a high of approximately 234,000 vehicles in July. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from a low of 65.8% in December to a high 82.0% in August and averaged 73.4% for all of 2003.

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

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 2.8% and 3.2% of our vehicle operations revenue during 2003 and 2002, respectively, was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the sale of loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. Pursuant to new legislation effective February 24, 2003, New York permits the sale of loss damage waivers at a capped rate of $9 per day for vehicles with Manufacturers Suggested Retail Price ("MSRP") of less than $30,000 and $12 per day for vehicles with a MSRP of over $30,000. Moreover, Nevada has capped rates for loss damage waivers at $15. California has capped these rates at either $9 per day for cars with an MSRP of $19,000 or less, or $15 per day for cars with an MSRP of $19,000 to $34,999, but there is no cap for cars with an MSRP of $35,000 or more.

Regulation.    We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 289 locations at which petroleum products are stored in underground or aboveground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate, and periodic testing and leak monitoring at underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

Employees.    As of December 31, 2003, we employed approximately 14,700 people. Management considers our employee relations to be satisfactory.

ITEM 2.    PROPERTIES

Our principal executive offices are located in a facility leased by Cendant at 6 Sylvan Way, Parsippany, New Jersey 07054.

We lease a portion of a 158,000 square foot facility in Virginia Beach, Virginia, owned by Cendant which serves as a satellite administrative office for our rental car operations. We also sublease space from Cendant in Tulsa, Oklahoma for certain marketing activities. In addition, there are approximately 19 leased office locations in the United States.

We lease or have vehicle rental concessions relating to space at 738 locations in the United States and 244 locations outside the United States utilized in connection with our vehicle rental operation. Of those locations, 233 in the United States and 78 outside the United States are airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We and other vehicle rental companies also lease parking space at or near airports and at other vehicle rental locations.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Not Applicable

ITEM 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Business Section and our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in thousands and presented before taxes (as appropriate).

We are the second largest general use car rental brand in the world and a wholly-owned subsidiary of Cendant Corporation.

RESULTS OF OPERATIONS—2003 vs. 2002

Our comparative results of continuing operations, for the years ended December 31, 2003 and 2002 comprised the following:

	2003	2002	Change
Revenues	$2,972,655	$2,608,277	$364,378
Total expenses	2,858,874	2,524,363	334,511

Income before income taxes	113,781	83,914	29,867
Provision for income taxes	39,050	31,468	7,582

Income from continuing operations	$74,731	$52,446	$22,285

Total revenues and expenses increased 14.0% and 13.2%, respectively, primarily due to our subleasing arrangement with Budget Rent A Car System, Inc. ("Budget"), a wholly-owned subsidiary of Cendant not within our ownership structure. We sublease a portion of our fleet to Budget for a monthly fee comprised of depreciation, interest and an administrative fee. As a result of this relationship, we generated incremental revenues and expenses of $397.9 million and $391.1 million (consisting of vehicle depreciation expense of $309.9 million and vehicle interest expense of $81.2 million), respectively. Excluding such amounts, our domestic car rental revenues declined $94.4 million (4%) in full year 2003 compared with full year 2002. The net reduction in domestic car rental revenues was primarily due to a 7% period-over-period reduction in the total number of car rental days. This was partially offset by a 2% increase in time and mileage revenue per rental day, reflecting an increase in pricing which has minimal associated incremental costs. In addition, period-over-period expenses include favorable program-related interest costs of $33 million on the financing of vehicles due to lower interest rates, and $35 million of lower program-related depreciation expense on vehicles due to different mix of vehicles in our fleet bearing a lower cost in 2003 compared with 2002. This favorable impact on expenses was substantially offset by incremental vehicle-related net expenses and other operating costs. The increase in net expenses includes incremental maintenance costs, damages on vehicles, and higher vehicle license and registration costs. Revenues from our international operations, excluding Budget sublease revenues, increased $60.9 million, due to increased transaction volume and the favorable impact to revenues of exchange rates in Canada, Australia and New Zealand, which was principally offset by the unfavorable impact on expenses.

Our effective tax rate for was 34.3% and 37.5% for the years ending December 31, 2003 and 2002, respectively. The effective rate for 2003 was lower primarily due to an increase in benefits received from our foreign operations, as well as a reduction in state taxes.

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

	2002	2001	Change
Revenues	$2,608,277	$2,484,651	$123,626
Total expenses	2,524,363	2,596,738	(72,375)

Income (loss) before income taxes	83,914	(112,087)	196,001
Provision (benefit) for income taxes	31,468	(29,868)	61,336

Income (loss) from continuing operations	$52,446	$(82,219)	$134,665

Our 2002 revenue increased 5.0% over 2001 primarily due to a 4.0% increase in vehicle rental revenue per day, which primarily resulted from an increase in pricing.

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

ACCOUNTING POLICIES

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

Goodwill.    We have reviewed the carrying values of our goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying values of our reporting units to their fair values and determined that the carrying amounts of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amounts. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying values of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

The aggregate carrying value of our goodwill was approximately $1,306.0 million at December 31, 2003. Refer to Note 8—Intangible Assets to our Consolidated Financial Statements for more information on goodwill.

Public Liability, Property Damage and Other Insurance Liabilities, Net.    Insurance liabilities on our Consolidated Balance Sheets include additional liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

Changes in Accounting Policies During 2003

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and all the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, we changed our accounting policy for stock-based compensation.

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

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." On December 24, 2003, the FASB issued a complete replacement of FIN 46, entitled FIN 46 Revised ("FIN 46R"), which clarifies certain complexities of FIN 46. As of September 30, 2003, we had applied the provisions of FIN 46 for all transactions initiated subsequent to January 31, 2003. We adopted FIN 46R in its entirety as of December 31, 2003 (even though adoption for non-SPEs was not required until March 31, 2004).

During 2003, the FASB also issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which we have adopted as of July 1, 2003.

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly interest rate swaps and also interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed securities.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 13—Financial Instruments to our Consolidated Financial Statements.

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

We used December 31, 2003, 2002 and 2001 market rates on our instruments to perform the sensitivity analyses separately for our market risk exposures. The estimates are based on the market risk sensitive portfolios and assume instantaneous, parallel shifts in interest rate yield curves.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Senior Vice President and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's President and Senior Vice President and Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

As a wholly-owned subsidiary of Cendant Corporation, the audit committee of Cendant also serves the audit committee function for our company.

Principal Accounting Firm Fees.    Cendant pays fees billed by our auditors as set forth in Cendant Corporation's Annual Proxy Statement under the section title "Ratification of Appointment of Auditors." Set forth below is the portion of such fees that we paid directly for the years ended December 31, 2003 and 2002:

  Audit Fees.    The aggregate fees billed for the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and for other attest services primarily related to financial accounting consultations and comfort letters related to financing transactions and agreed-upon procedures were $972 thousand and $436 thousand, respectively.

  Audit-Related Fees.    The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2003 and 2002 were $153 thousand and $16 thousand, respectively. These fees relate primarily to due diligence pertaining to acquisitions and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2003 and December 31, 2002.

  Tax Fees.    The aggregate fees billed for tax services for the fiscal years ended December 31, 2003 and 2002 were $46 thousand and $26 thousand, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002.

Pre-approval Policies and Procedures.    The information required by Item 14 of this Form 10-K, including the audit committee's pre-approval policies and the procedures regarding the engagement of the auditors, is incorporated herein by reference from Cendant Corporation's Annual Proxy Statement under the section title "Ratification of Appointment of Auditors."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1)    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

None.

ITEM 15(A)(3)    EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B)    REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS GROUP HOLDINGS, INC.
By:	/s/ KEVIN M. SHEEHAN Kevin M. Sheehan President Date: March 23, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	President and Director	March 23, 2004
/s/ KURT FREUDENBERG (Kurt Freudenberg)	Senior Vice President and Controller	March 23, 2004
/s/ F. ROBERT SALERNO (F. Robert Salerno)	Director	March 23, 2004

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors' Report	F-2
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, and the two months ended February 28, 2001	F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, and the two months ended February 28, 2001	F-5

Consolidated Statements of Stockholder's Equity for the years ended December 31, 2003 and 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, and the two months ended February 28, 2001	F-7
Notes to the Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS' REPORT

Independent Auditors' Report
To the Board of Directors and Stockholder of
Avis Group Holdings, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Avis Group Holdings, Inc. and subsidiaries (successor to Avis Rent A Car System, Inc. and subsidiaries, Avis Fleet Leasing and Management Corp., and subsidiaries and Reserve Claims Management Co., collectively the "Predecessor Companies") (collectively referred to as the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and as to the Predecessor Companies, the consolidated statements of operations, stockholder's equity and cash flows for the period January 1, 2001 to February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period March 1, 2001 (Date of Acquisition) to December 31, 2001, and with respect to the Predecessor Companies, the results of its operations and its cash flows for the period January 1, 2001 to February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation, and during 2003, the Company adopted the consolidation provisions for variable interest entities. Also, as discussed in Note 2, on January 1, 2002, the Company adopted the non-amortization provisions for goodwill and other indefinite lived intangible assets. Also, as discussed in Note 2, on January 1, 2001, the Company modified the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP
New York, New York
March 17, 2004

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Revenues	$2,972,655	$2,608,277	$2,082,786	$401,865
Expenses
Operating, net	1,138,137	1,115,776	850,596	190,131
Vehicle depreciation and lease charges, net	938,017	663,793	578,650	110,117
Selling, general and administrative	452,629	460,474	389,703	83,229
Vehicle interest, net	248,770	205,521	188,330	43,625
Non-vehicle interest	39,279	41,502	43,345	9,167
Non-vehicle depreciation and amortization	42,042	37,297	53,453	7,833
Unusual charges	—	—	48,559	—

Total expenses	2,858,874	2,524,363	2,152,636	444,102

Income (loss) before income taxes	113,781	83,914	(69,850)	(42,237)
Provision (benefit) for income taxes	39,050	31,468	(14,085)	(15,783)

Income (loss) from continuing operations	74,731	52,446	(55,765)	(26,454)
Income from discontinued operations, net of tax	—	—	—	4,947

Income (loss) before cumulative effect of accounting change	74,731	52,446	(55,765)	(21,507)
Cumulative effect of accounting change, net of tax	—	—	—	(7,612)

Net income (loss)	$74,731	$52,446	$(55,765)	$(29,119)

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$115,879	$25,252
Restricted cash	83,634	59,012
Receivables (net of allowance for doubtful accounts of $5,671 and $3,625)	185,922	158,730
Prepaid expenses	47,576	49,798
Deferred income taxes	204,394	481,335
Property and equipment, net	293,302	278,830
Goodwill	1,305,962	1,254,401
Other assets	79,259	55,517

Total assets exclusive of assets under management programs	2,315,928	2,362,875

Assets under management programs:
Program cash	23,311	2,462
Vehicles, net	5,429,725	4,173,847
Due from vehicle manufacturers, net	385,701	258,459
Investment in AESOP Funding II, LLC—related party	360,849	—

	6,199,586	4,434,768

Total assets	$8,515,514	$6,797,643

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$361,656	$205,727
Accrued liabilities	352,515	415,009
Due to Cendant Corporation and affiliates, net	825,408	551,809
Non-vehicle debt	337,386	534,231
Public liability, property damage and other insurance liabilities	229,457	211,786

Total liabilities exclusive of liabilities under management programs	2,106,422	1,918,562

Liabilities under management programs:
Vehicle debt	323,314	4,245,703
Debt due to AESOP Funding II, LLC—related party	5,541,870	—
Deferred income taxes	26,713	288,005

	5,891,897	4,533,708

Commitments and contingencies (Note 17)
Stockholder's equity:
Common stock, $.01 par value—authorized 10,000 shares; issued 5,537 shares	—	—
Additional paid-in-capital	168,832	168,832
Retained earnings	316,483	241,752
Accumulated other comprehensive income (loss)	31,880	(65,211)

Total stockholder's equity	517,195	345,373

Total liabilities and stockholder's equity	$8,515,514	$6,797,643

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Operating Activities
Net income (loss)	$74,731	$52,446	$(55,765)	$(29,119)
Adjustments to arrive at income (loss) from continuing operations	—	—	—	2,665

Income (loss) from continuing operations	74,731	52,446	(55,765)	(26,454)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of management programs:
Non-vehicle depreciation and amortization	42,042	37,297	53,453	7,833
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	15,165	8,927	14,823	10,108
Accounts payable	(1,019)	35,870	(48,827)	(73,155)
Accrued liabilities	(39,806)	(36,808)	(50,924)	1,486
Other, net	(9,176)	(10,210)	(38,960)	11,714

Net cash provided by (used in) operating activities exclusive of management programs	81,937	87,522	(126,200)	(68,468)

Management programs:
Vehicle depreciation	884,242	633,223	524,142	104,336

Net cash provided by operating activities	966,179	720,745	397,942	35,868

Investing Activities
Property and equipment additions	(66,258)	(77,137)	(50,146)	(5,821)
Property and equipment disposals	20,235	7,484	18,853	433
Payment for purchase of rental car franchise licensees	(208)	(16,629)	(28,614)	—

Net cash used in investing activities exclusive of management programs	(46,231)	(86,282)	(59,907)	(5,388)

Management programs:
Decrease (increase) in restricted cash	(96,798)	578,725	(466,996)	10,978
Decrease (increase) in due from vehicle manufacturers	(122,818)	(165,439)	213,503	16,368
Investment in vehicles	(9,516,025)	(6,026,285)	(4,163,134)	(940,559)
Payments received on investment in vehicles	7,452,149	4,527,767	4,010,393	812,647

	(2,283,492)	(1,085,232)	(406,234)	(100,566)

Net cash used in investing activities	(2,329,723)	(1,171,514)	(466,141)	(105,954)

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Financing Activities
Proceeds from borrowings	—	—	140,000	—
Principal payments on borrowings	(181,346)	(28,774)	(458,186)	(77)
Increase (decrease) in due to Cendant Corporation and affiliates, net	182,321	35,103	503,086	(45,818)
Issuance of common stock	—	—	—	140

Net cash provided by (used in) financing activities exclusive of management programs	975	6,329	184,900	(45,755)

Management programs:
Proceeds from borrowings	4,421,918	2,258,737	1,020,000	132,294
Principal payments on borrowings	(2,953,338)	(1,796,243)	(1,183,608)	(31,087)
Payments for debt issuance costs	(16,043)	(6,566)	(5,043)	(12)

	1,452,537	455,928	(168,651)	101,195

Net cash provided by financing activities	1,453,512	462,257	16,249	55,440

Effect of changes in net assets of discontinued operations	—	—	—	394
Effect of changes in exchange rates on cash and cash equivalents	659	453	(844)	(11)

Net increase (decrease) in cash and cash equivalents	90,627	11,941	(52,794)	(14,263)
Cash and cash equivalents, beginning of period	25,252	13,311	66,105	80,368

Cash and cash equivalents, end of period	$115,879	$25,252	$13,311	$66,105

Supplemental disclosure of Cash Flow Information
Interest payments	$270,898	$262,103	$248,125	$44,315
Income tax payments, net	$11,739	$10,256	$13,482	$1,962

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
PREDECESSOR COMPANIES
Balance, January 1, 2001	$359	$593,829	$277,460	$(19,996)	$(96,538)	$755,114
Comprehensive loss:
Net loss for the two months ended February 28, 2001	—	—	(29,119)	—	—
Currency translation adjustment, net of tax of ($1,124)	—	—	—	(1,758)	—
Cumulative effect from change in accounting policy for derivative instruments, net of tax of $936	—	—	—	1,464	—
Unrealized gains on cash flow hedges, net of tax of $252	—	—	—	561	—
Total comprehensive loss						(28,852)
Preferred stock dividends	—	—	(3,270)	—	—	(3,270)
Exercise of stock options	—	30	—	—	140	170

Balance, February 28, 2001	359	593,859	245,071	(19,729)	(96,398)	723,162
SUCCESSOR COMPANY
Recapitalization of equity due to acquisition of Company by Cendant Corporation	(359)	(550,027)	—	19,729	96,398	(434,259)
Forgiveness of intercompany debt by Cendant Corporation	—	125,000	—	—	—	125,000
Comprehensive loss:
Net loss for the period March 1, 2001 (Date of Acquisition) to December 31, 2001	—	—	(55,765)	—	—
Currency translation adjustment, net of tax of ($1,587)	—	—	—	(2,469)	—
Unrealized losses on cash flow hedges, net of tax of ($22,110)	—	—	—	(34,583)	—
Total comprehensive loss						(92,817)

Balance, December 31, 2001	—	168,832	189,306	(37,052)	—	321,086
Comprehensive income:
Net income	—	—	52,446	—	—
Currency translation adjustment, net of tax of $2,561	—	—	—	4,006	—
Unrealized losses on cash flow hedges, net of tax of ($9,062)	—	—	—	(14,380)	—
Additional minimum pension liability, net of tax of ($11,367)	—	—	—	(17,785)	—
Total comprehensive income						24,287

Balance, December 31, 2002	—	168,832	241,752	(65,211)	—	345,373
Comprehensive income:
Net income	—	—	74,731	—	—
Currency translation adjustment, net of tax of $9	—	—	—	38,647	—
Unrealized gain on cash flow hedges, net of tax of $28,103	—	—	—	44,141	—
Additional minimum pension liability, net of tax of $9,149	—	—	—	14,303	—
Total comprehensive income						171,822

Balance, December 31, 2003	$—	$168,832	$316,483	$31,880	$—	$517,195

See Notes to Consolidated Financial Statements.

Avis Group Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in thousands, except per share amounts)

1.     Basis of Presentation

  The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Group Holdings, Inc. ("Avis"), as well as entities in which Avis directly or indirectly has a controlling financial interest, including Avis Rent A Car System, Inc., (collectively, "the Company"). For more detailed information regarding the Company's consolidation policy, refer to Note 2—Summary of Significant Accounting Policies. In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  On March 1, 2001, all the Company's common stock not then owned by Cendant Corporation ("Cendant") was acquired by PHH Corporation ("PHH"), a wholly-owned subsidiary of Cendant for approximately $994 million. Simultaneous with the acquisition, the Company was distributed to a Cendant subsidiary not within the PHH ownership structure. Accordingly, the Consolidated Financial Statements for the two months ended February 28, 2001 include the accounts and transactions of the Company and its former fleet management and fuel card businesses, which are presented as a discontinued operation (the "Predecessor Companies").

  Management Programs.    The Company's Consolidated Financial Statements present separately the financial data of the Company's management programs. These programs are distinct from the Company's other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. The Company's assets under management programs are funded through borrowings under asset-backed funding arrangements. Such borrowings are classified as debt under management programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management programs. The Company believes it is appropriate to segregate the financial data of its management programs because, ultimately, the source of repayment of such debt is the realization of such assets.

  Discontinued Operations.    On March 1, 2001, simultaneous with Company's acquisition by Cendant, the Predecessor Companies fleet and fuel card businesses were retained by PHH. No gain or loss was recognized on this transaction. The Company's fleet and fuel card businesses generated revenues and income from discontinued operations of $256 million and $10 million ($5 million, after tax), respectively, for the two months ended February 28, 2001.

  Pursuant to certain covenant requirements in an indenture under which the Company issued debt, the Company continues to operate and maintain its status as a separate public reporting entity.

2.     Summary of Siginficant Accounting Policies

  CHANGES IN ACCOUNTING POLICIES DURING 2003

  Consolidation Policy.    On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPE's was not required until March 31, 2004.

  In connection with its adoption of FIN 46R, the Company deconsolidated AESOP Funding II, LLC ("AESOP Funding") on December 31, 2003. The deconsolidation of AESOP Funding did not result in the recognition of a cumulative effect of accounting change. See Note 12—Vehicle Debt for more complete information regarding AESOP Funding. The deconsolidation of AESOP Funding caused the Company's total assets and liabilities recorded on its Consolidated Balance Sheet at December 31, 2003 to increase by $264 million each.

  New Policy.    In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity's primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity ("QSPE") upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Previous Policy.    Prior to the adoption of FIN 46 and FIN 46R, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company's ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Stock-Based Compensation.    Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of common stock options to the Company's employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

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

  The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees for all periods presented:

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Reported net income (loss)	$74,731	$52,446	$(55,765)	$(29,119)
Add back: Stock-based employee compensation expense included in net income, net of tax (a)	735	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (b)	(3,397)	(18,018)	(5,400)	(1,719)

Pro forma net income (loss)	$72,069	$34,428	$(61,165)	$(30,838)

  (a)
  For a detailed account of compensation expense recorded within the Consolidated Statements of Operations for stock awards granted subsequent to December 31, 2002, see Note 15—Stock-Based Compensation.
  (b)
  The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted (see Note 15—Stock-Based Compensation for a more detailed account). Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

  Early Extinguishment of Debt.    On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. Accordingly, on January 1, 2003, the Company reclassified $1.3 million of 2002 pre-tax gains on the early extinguishments of debt to continuing operations as a component of non-vehicle interest.

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

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  CHANGES IN ACCOUNTING POLICIES DURING 2002

  Goodwill and Identifiable Intangible Assets.    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. Prior to the adoption, all intangible assets (including goodwill) were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2003 and 2002 do not reflect such amortization (see Note 8—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142). In connection with SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

  The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples to corroborate the discounted cash flow results. The Company's amortizable intangible assets are tested for impairment based on the comparison of its undiscounted cash flows to its carrying amounts and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

  The Company performed its initial goodwill impairment assessment on January 1, 2002 in connection with the adoption of SFAS No. 142 and determined that the carrying amounts of its reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. Subsequent to the initial assessment, the Company performed its review annually, or more frequently if circumstances indicated impairment may have occurred, and during 2003 and 2002, determined that no such impairment had occurred.

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

  The Company evaluates the recoverability of its long-lived assets (which included goodwill during 2001) by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately.

  CHANGES IN ACCOUNTING POLICIES DURING 2001

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

  All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues or net non-program interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

  REVENUE RECOGNITION

  Vehicle rental revenue is recognized over the period the vehicle is rented. Revenue from the sale of gasoline is recognized over the period the vehicle is rented and is based on the volume of gasoline consumed during the rental period or a contracted fee paid by the customer at the time the vehicle rental agreement is executed.

  VEHICLE DEPRECIATION AND LEASE CHARGES, NET

  Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers.

  The Company acquires the majority of its rental vehicles pursuant to repurchase programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, subject to certain eligibility criteria (such as car condition and mileage requirements). Rental vehicles are depreciated on a straight-line basis giving consideration to the contractual residual values, that are guaranteed to be paid for the vehicles when returned to the manufacturers and are a function of the number of months between the original purchase date of the vehicle and the sale date of the vehicle back to the manufacturers. The difference between the carrying value of rental vehicles under repurchase programs and the contracted guaranteed residual values was approximately $43 million at December 31, 2003, which will be depreciated in a manner consistent with the depreciation charges to be taken over the anticipated remaining hold period. Although the contracted guaranteed residual values are intended to approximate the net book value of the vehicles on the date of return to the manufacturers, thereby minimizing any gain or loss on the sale of the vehicle, the contracted guaranteed residual values are generally less than the net book value of a vehicle during the period of time between the initial purchase date of the vehicle and the expected return date of the vehicle to the manufacturers. For 2003, 2002 and 2001, rental vehicles were depreciated at rates ranging from 7% to 29% per annum with the objective of minimizing any gain or loss on the sale of the vehicles. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

  ADVERTISING EXPENSE

  Advertising costs are expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expenses on the Company's Consolidated Statements of Operations, approximated $55.3 million, $58.0 million, $41.0 million, and $15.1 million for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.

  ENVIRONMENTAL COSTS

  The Consolidated Balance Sheets include approximately $4.6 million and $5.6 million of liabilities with respect to environmental costs at December 31, 2003 and 2002, respectively. The Company's operations include the storage and dispensing of gasoline. The Company accrues losses associated with the remediation of accidental fuel discharges when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractor and monitoring expenses. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

  CASH AND CASH EQUIVALENTS

  The Company considers unrestricted deposits and highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

  RESTRICTED CASH

  Restricted cash includes cash and investments that are not readily available for normal Company disbursements and which have been set aside to satisfy the Company's insurance claim payments.

  PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Depreciation, recorded as a component of non-vehicle depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-vehicle depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives range from 5 to 30 years for buildings and leasehold improvements, from 3 to 5 years for capitalized software and from 3 to 7 years for furniture, fixtures and equipment.

  PROGRAM CASH

  Program cash primarily relates to amount specifically designated to purchase assets under management programs and/or to repay the related debt.

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

4.     Acquisitions and Dispositions

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

  2003 ACQUISITIONS

  There were no acquisitions during 2003 that were significant to the Company's results of operations, financial position or cash flow.

  2002 ACQUISITIONS

  During the year ended December 31, 2002, the Company purchased two domestic and one international franchisee for approximately $16.6 million in cash, resulting in goodwill of approximately $7.2 million. These acquisitions were not significant individually or in the aggregate to the Company's results of operations, financial position or cash flow.

  2001 ACQUISITIONS

  The Company purchased franchisees during the ten months ended December 31, 2001 for $28.6 million, resulting in goodwill of approximately $23.7 million. These acquisitions were not significant individually or in the aggregate to the Company's results of operations, financial position or cash flows.

  DISPOSITION

  In July 2003, the Company sold substantially all the assets of its vehicle rental business in Brazil ("Avis Brazil"), including the rights to licensee the Avis name, for approximately $2.2 million in cash and notes. The Company recorded a gain of $1.5 million on the sale of this business. The Company entered into a license agreement with the purchaser of Avis Brazil under which the Company will receive a minimum royalty payment on a monthly basis. This disposition was not significant to the Company's results of operations, financial position or cash flow.

5.     Income Taxes

  The Company's income taxes are included in the consolidated federal tax return of Cendant. In addition, the company files consolidated and combined state income tax returns with Cendant in jurisdictions where required. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis.

  The income tax provision (benefit) consists of the following:

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Current
Federal	$87,313	$(3,289)	$—	$—
State	4,643	5,007	—	200
Foreign	10,719	11,435	12,380	1,564

	102,675	13,153	12,380	1,764

Deferred
Federal	(60,394)	21,000	(23,247)	(14,602)
State	(2,446)	(2,685)	(1,243)	(2,828)
Foreign	(785)	—	(1,975)	(117)

	(63,625)	18,315	(26,465)	(17,547)

Provision (benefit) for income taxes	$39,050	$31,468	$(14,085)	$(15,783)

  Pre-tax income (loss) for domestic and foreign operations consists of the following:

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Domestic	$77,916	48,225	$(94,664)	$(45,983)
Foreign	35,865	35,689	24,814	3,746

Pre-tax income (loss)	$113,781	$83,914	$(69,850)	$(42,237)

Deferred income tax assets and liabilities are comprised of the following:

	December 31, 2003	December 31, 2002
Deferred income tax assets
Accrued liabilities	$159,814	$241,678
Public liability, property damage and other insurance liabilities	57,494	59,015
Net operating loss carryforwards	11,769	199,852
Alternative minimum income tax credit carryforwards	7,781	7,781
Investment tax credit carryforward	—	2,265
Valuation allowance(a)	(9,830)	(18,265)

	227,028	492,326

Deferred income tax liability
Depreciation	14,976	4,393
Prepaid expense and other	7,658	6,598

	22,634	10,991

Net deferred income tax assets	$204,394	$481,335

Management program deferred income tax liability
Vehicle depreciation and other	$26,713	$288,005

  (a)
  The valuation allowance of $9.8 million at December 31, 2003 relates to deferred tax assets for state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

  No provision has been made for U.S. federal deferred income taxes on approximately $124 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2003 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. statutory tax rate as follows:

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.3)	(1.3)	(1.8)	(0.3)
Amortization of non-deductible goodwill	—	—	(12.9)	(1.3)
State income taxes, net of federal tax	1.3	3.3	1.2	4.0
Other	0.3	0.5	(1.3)	—

	34.3%	37.5%	20.2%	37.4%

6.     Property and Equipment, net

  Property and equipment, net consisted of:

	December 31, 2003	December 31, 2002
Land	$23,128	$23,755
Buildings and leasehold improvements	176,863	147,292
Buses and support vehicles	77,557	79,648
Furniture, fixtures and equipment	110,546	84,095
Construction-in-progress	20,455	21,120

	408,549	355,910
Less: accumulated depreciation and amortization	(115,247)	(77,080)

	$293,302	$278,830

7.     Vehicles, net

  Vehicles, net consisted of:

	December 31, 2003	December 31, 2002
Rental vehicles	$5,805,287	$4,415,761
Vehicles held for sale	57,981	144,283

	5,863,268	4,560,044
Less: accumulated depreciation	(433,543)	(386,197)

	$5,429,725	$4,173,847

  The components of vehicle depreciation and lease charges, net are summarized below:

				Predecesor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Depreciation expense (a)	$884,242	$633,223	$524,142	$104,336
Lease charges	26,208	25,525	27,292	3,821
Losses on sales of vehicles, net (b)	27,567	5,045	27,216	1,960

	$938,017	$663,793	$578,650	$110,117

  (a)
  Depreciation expense is net of the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $174.0 million, $156.1 million, $122.8 million, and $14.4 million for the year ended December 31, 2003, December 31, 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.
  (b)
  The increase in losses on sales of vehicles for 2003 reflect the unfavorable conditions in the used car market, which the Company uses to sell any vehicles that do not meet the eligibility criteria to be repurchased under manufacturer repurchase agreements

  Vehicle interest expense amounts are net of interest income of $2,902, $3,532, $3,204 and $658 for the year ended December 31, 2003, December 31, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001, and the two months ended February 28, 2001, respectively.

  The Company subleases a portion of its fleet to Budget Rent A Car System, Inc. ("Budget"), a wholly-owned subsidiary of Cendant not within the Company's ownership structure. As of December 31, 2003 and December 31, 2002, the Company had $1,629.3 million and $182.1 million, respectively, of vehicles recorded on its Consolidated Balance Sheets that were subleased to Budget. These vehicles were purchased with proceeds received from the issuance of rental car asset-backed notes under the AESOP Funding Program (see Note 12—Vehicle Debt).

  In January 2003, the Company began charging Budget a monthly fee equal to the leased vehicles' monthly depreciation, interest and administrative expenses. For vehicles subleased to Budget during the year ended December 31, 2003, the Company recorded vehicle depreciation of $309.9 million, and vehicle interest expense of $81.2 million on its Consolidated Statements of Operations. For the twelve months ended December 31, 2003, the Company recorded revenue from the Budget vehicle sublease of approximately $397.9 million on its Consolidated Statements of Operations, which included vehicle depreciation and interest expense, as well as administrative fees of $6.7 million.

8.     Intangible Assets

  Intangible assets consisted of:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists	$18,952	$2,720	$18,952	$1,760

Unamortized Intangible Assets
Goodwill	$1,305,962		$1,254,401

  Customer lists are included in other assets on the Company's Consolidated Balance Sheets. Amortization expense relating to customer lists during the years ended December 31, 2003 and 2002 was approximately $960 thousand each. Amortization expense relating to all intangible assets during the ten months ended December 31, 2001 and the two months ended February 28, 2001 was approximately $27.4 million and $2.1 million, respectively, including the amortization of goodwill of $26.6 million and $2.1 million, respectively. The Company expects amortization expense on intangible assets to approximate $1 million for each of the succeeding five years.

  The changes in the carrying amount of goodwill for 2003 are as follows:

Balance as of January 1, 2003	$1,254,401
Goodwill acquired during 2003	158
Adjustments to goodwill acquired in 2001	50,510
Foreign currency translation	893

Balance as of December 31, 2003	$1,305,962

  Adjustments to goodwill from the 2001 acquisition of the Company by Cendant primarily related to settlement of the ultimate tax bases of acquired assets with the respective tax authorities.

  Had the Company applied the non-amortization provisions of SFAS No. 142 for the ten months ended December 31, 2001 and for the two months ended February 28, 2001, net loss would have been as follows:

		Predecessor Companies
	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Reported net loss	$(55,765)	$(29,119)
Add back: Goodwill amortization, net of tax	22,987	1,307

Pro forma net loss	$(32,778)	$(27,812)

9.     Accrued Liabilities

  Accrued liabilities consisted of:

	December 31, 2003	December 31, 2002
Payroll and related costs	$100,641	$120,260
Taxes, other than income taxes	24,330	34,709
Facility related	37,770	36,295
Interest	12,837	15,748
Sales and marketing	40,317	32,178
Other	136,620	175,819

	$352,515	$415,009

  Included within accrued liabilities in the above table are costs recognized by the Company in connection with exiting certain activities that the Company sengaged in prior to its acquisition by Cendant on March 1, 2001. Such exiting costs and the corresponding utilization of the accrual are summarized as follows:

	Personnel Related	Asset Fair Value Adjustments	Facility Related	Total
Costs	$35,925	$19,480	$7,692	$63,097
Cash payments	(19,444)	—	(136)	(19,580)
Other reductions	—	(18,674)	—	(18,674)

Balance at December 31, 2001	16,481	806	7,556	24,843
Cash payments	(20,284)	(886)	(2,349)	(23,519)
Other additions	8,325	80	—	8,405

Balance at December 31, 2002	4,522	—	5,207	9,729
Cash payments	(2,909)	—	(2,477)	(5,386)

Balance at December 31, 2003	$1,613	$—	$2,730	$4,343

  These exiting activities were formally committed to by the Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Cendant. The major area of anticipated cost reductions was the relocation of the Company's corporate headquarters. The Company closed its headquarters, relocated employees, abandoned assets and involuntarily terminated employees in connection with such relocation. The Company formally communicated the termination of employment to approximately 475 employees, representing a wide range of employee groups, and as of December 31, 2003, the Company had terminated all such employees. The Company anticipates that the majority of the remaining personnel related and facility costs will be paid during 2004.

10.   Due to Cendant Corporation and Affiliates, net

  Due to (from) Cendant Corporation and affiliates, net, consisted of:

	December 31, 2003	December 31, 2002
Due to Cendant-working capital and trading, net (a)	$253,647	$253,032
Due from Cendant-demand-long-term (b)	—	(155,246)
Due to Cendant-long-term (c)	588,277	408,108
Due to other Cendant affiliates, net (d)	49,310	55,467
Due from Budget (e)	(65,826)	(9,552)

Total due to Cendant Corporation and affiliates, net	$825,408	$551,809

  (a)
  Represents funding for the Company's working capital and trading needs, which is provided by Cendant. Such intercompany funding accrues interest at a rate equal to LIBOR plus 87.5 basis points for amounts borrowed up to $155 million and LIBOR plus 140 basis points for borrowings exceeding such amount.
  (b)
  Represents borrowings by Cendant of the program cash recorded with the Company's AESOP Funding subsidiary in return for a demand note. This balance is no longer consolidated on the the Company's consolidated balance sheet as a result of the deconsolidation of AESOP Funding (see Note 12 -Vehicle Debt).
  (c)
  Represents (i) $380.0 million of funding the Company received from Cendant during 2001 to repay outstanding borrowings under a revolving credit facility and debt assumed by the Company in connection with the 2001 acquisition of the Company by Cendant and (ii) $28.1 million and $180.2 million of funding the Company received from Cendant to repurchase the Company's 11% Senior Subordinated Notes during 2002 and 2003, respectively (see Note 11—Non-Vehicle Debt). All such funding bears interest at LIBOR plus 140 basis points.
  (d)
  Primarily represents amounts due to a subsidiary of Cendant Corporation for reservation charges incurred during 2002, that are offset in part by other trading and funding activities between the Company and other Cendant affiliates.
  (e)
  Represents amount due from Budget for sublease of vehicles (see Note 7—Vehicles, net) and certain other administrative expenses.

  Included within total expenses on the Company's Consolidated Statements of Operations are the following items charged by Cendant and affiliates, which include allocations from Cendant for services provided to the Company:

				Predecessor Companies
	Year Ended December 31, 2003	Year Ended December 31, 2002	March 1, 2001 (Date of Acquisition) to December 31, 2001	Two Months Ended February 28, 2001
Royalties (a)	$110,023	$109,072	$85,002	$16,205
Reservations (a)	48,056	56,230	45,763	8,496
Data processing (b)	33,411	36,044	50,723	11,395
Rent, corporate overhead allocations and other (b)	63,921	57,317	34,662	1,456
Interest on amounts due to Cendant Corporation and affiliates, net (c)	14,602	13,171	15,103	—

Total	$270,013	$271,834	$231,253	$37,552

  (a)
  Included within selling, general and administration expenses on the Company's Consolidated Statements of Operations. Royalties represent charges to the Company for royalty fees paid to Cendant Corporation for use of the Avis trade name. Cendant charges the Company a royalty fee of 4.5% for the use of its Avis trade name. Such fee consists of a base royalty of 3.0% of the gross revenue and a supplemental royalty of 1.5% of the gross revenue payable quarterly in arrears.
  (b)
  Included within operating expenses on the Company's Consolidated Statements of Operations.
  (c)
  Included within non-vehicle interest on the Company's Consolidated Statements of Operations.

  These charges, including corporate overhead allocations, are determined in accordance with various intercompany agreements, which are based upon factors, such as square footage, employee salaries and computer usage time.

11.   Non-Vehicle Debt

  Non-vehicle debt consisted of:

	December 31, 2003	December 31, 2002
11% senior subordinated notes	$332,892	$530,146
Other	4,494	4,085

	$337,386	$534,231

  The Company's 11% senior subordinated notes, which were assumed in connection with its 2001 acquisition by Cendant and recorded at fair value, are due in May 2009. The notes are redeemable at the Company's option at the appropriate redemption prices plus accrued interest through the redemption date at any time, in whole or in part, after May 1, 2004. During 2003, the Company made open market repurchases of $163 million in face value of these notes, with a carrying value of $180 million, for $182 million in cash and recorded $17 million related to the amortization of a premium. In connection with such redemption, the Company recorded a pre-tax charge of approximately $2 million. The Company intends to redeem the remaining notes in May 2004. These notes are subordinated in the right of payment to all existing and future senior indebtedness of Avis and are unconditionally guaranteed on a senior subordinated basis by certain of Avis' domestic subsidiaries.

  These notes contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens and liquidations, and also require the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all restrictive and financial covenants.

12.
Vehicle Debt

  Vehicle debt consisted of:

	As of December 31, 2003	As of December 31, 2002
AESOP Funding Program:
Variable funding rental car asset-backed notes	$—	$494,000
Auction rate rental car asset-backed notes	—	185,000
Medium term rental car asset-backed notes	—	3,349,795
Debt due to AESOP Funding—related party	5,541,870	—
Other	323,314	216,908

	$5,865,184	$4,245,703

  AESOP Funding.    AESOP Funding was established by the Company as a bankruptcy remote special purpose limited liability company that issues private placement notes and uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP ("AESOP Leasing") on a continuing basis. AESOP Leasing uses these proceeds to acquire or finance the acquisition of vehicles used in the Company's rental car operations. Prior to December 31, 2003, both AESOP Funding and AESOP Leasing were consolidated by the Company and, as such, the intercompany transactions between these two entities were eliminated causing only the third-party debt issued by AESOP Funding and the vehicles purchased by AESOP Leasing to be presented within the Company's Consolidated Financial Statements. However, in connection with the adoption of FIN 46R, the Company determined that it was not appropriate to consolidate AESOP Funding. Accordingly, the Company deconsolidated AESOP Funding on December 31, 2003. As a result, AESOP

  Leasing's obligation to AESOP Funding is reflected as related party debt on the Company's Consolidated Balance Sheet as of December 31, 2003. The Company also recorded an asset within assets under management programs on its Consolidated Balance Sheet at December 31, 2003, which represented the equity issued by AESOP Funding to the Company. The vehicles purchased by AESOP Leasing remain on the Company's Consolidated Balance Sheet as AESOP Leasing continues to be consolidated by the Company. Such vehicles, which approximate $5.5 billion, collateralize the debt issued by AESOP Funding and are not available to pay the general obligations of the Company.

  The business activities of AESOP Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company's rental car subsidiary and pledging its assets to secure the indebtedness. As the deconsolidation of AESOP Funding occurred on December 31, 2003, the income statement and cash flow activity of the Company were not impacted for 2003. Beginning on January 1, 2004, the results of operations and cash flows of AESOP Funding will no longer be reflected within the Company's Consolidated Financial statements.

  Borrowings under the AESOP Funding program primarily represent floating rate term notes with a weighted average interest rate of 3% for both 2003 and 2002.

  Other.    Borrowings under the Company's other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company's international vehicle rental operations under its Avis and Budget brands. The debt issued is collateralized by the vehicles purchased and primarily represents floating rate bank loans and commercial paper for which the weighted average interest rate was 2% during both 2003 and 2002.

  Debt Maturities and Covenants

  The contractual final maturities of vehicle debt at December 31, 2003 are as follows:

Year	Amount
2004	$903,745
2005	1,499,848
2006	1,458,775
2007	813,446
2008	874,772
Thereafter	314,598

$5,865,184

13.   Financial Instruments

  Consistent with its risk management policies, the Company manages interest rate risks using derivative instruments. The accounting policy for these derivatives is described in Note 2—Summary of Significant Accounting Policies.

  Interest Rate Risk

  The Company's vehicle debt is exposed to interest rate fluctuations. The Company's hedging strategy is to use derivative financial instruments, principally interest rate swaps and caps, to create a desired mix of fixed and floating rate debt.

  The Company's debt used to finance much of its operations is exposed to interest rate fluctuations. The derivatives used to mange the risk associated with the Company's floating rate debt were designated as cash flow hedges. For the years ended December 31, 2003 and 2002, the period March 1,

  2001 (Date of Acquisition) to December 31, 2001 and the two months ended February 28, 2001 the Company recorded net (losses) gains of $44.1 million, $(14.4) million, $(34.6) million, and $2 million, respectively to accumulated other comprehensive income (loss). The amount of gains or losses reclassified from accumulated other comprehensive loss to earnings resulting from ineffectiveness or from excluding a component of the derivatives gain or loss from the effectiveness calculation for cash flow hedges for the years ended December 31, 2003 and 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and the two months ended February 28, 2001 was not material to the Company's results of operations. The Company expects to reclassify approximately $20 million of accumulated losses from other comprehensive loss to earnings during the next twelve months.

  Credit Risk and Exposure

  The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Operations during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2003 and 2002. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

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

  The carrying amounts and estimated fair values of all financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$115,879	$115,879	$25,252	$25,252
Restricted cash	83,634	83,643	59,012	59,012
Non-vehicle debt	337,386	340,329	534,231	524,770
Derivatives assets
Interest rate caps	1,480	1,480	17,473	17,473
Assets under management programs
Program cash	23,311	23,311	2,462	2,462
Liabilities under management programs
Vehicle debt, excluding interest rates swaps and caps	270,835	272,192	4,148,159	4,203,094
Interest rate swaps and caps	52,479	52,479	97,544	97,544
Due to AESOP Funding—related party	5,541,870	5,541,870	—	—

14.   Accumulated Other Comprehensive Income (Loss)

  Accumulated other comprehensive income (loss) consisted of:

	Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2001	$(18,571)	$—	$(1,425)	$(19,996)
Current period change	(1,758)	2,025	—	267

Balance February 28, 2001	(20,329)	2,025	(1,425)	(19,729)
Recapitalization of equity	20,329	(2,025)	1,425	19,729
Current period change	(2,469)	(34,583)	—	(37,052)

Balance, December 31, 2001	(2,469)	(34,583)	—	(37,052)
Current period change	4,006	(14,380)	(17,785)	(28,159)

Balance, December 31, 2002	1,537	(48,963)	(17,785)	(65,211)
Current period change	38,647	44,141	14,303	97,091

Balance, December 31, 2003	$40,184	$(4,822)	$(3,482)	$31,880

15.   Stock-Based Compensation

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

  The activity of the Company's former stock option plans, under which the Company had, prior to March 1, 2001, issued options to purchase shares of Avis Group Holdings, Inc., consisted of:

	Options	Weighted Average Exercise Price
Balance at January 1, 2001	7,547,876	$21.73
Exercised	(6,480)	32.76
Forfeited	(6,830)	32.76
Exchanged for cash in connection with the acquisition of the Company by Cendant	(6,741,559)	21.63

Converted at March 1, 2001	793,007	$21.63

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

  The annual activity of the Company's portion of the Cendant's stock option plans consisted of:

	Options	Weighted Average Exercise Price
Balance at March 1, 2001	2,530,813	$28.44
Converted at March 1, 2001	1,958,729	8.76
Granted at fair market value	3,134,050	13.90
Exercised	(134,388)	10.30
Forfeited	(67,766)	15.06

Balance at December 31, 2001	7,421,438	17.55
Granted at fair market value	1,970,552	19.03
Exercised	(167,184)	11.68
Forfeited	(1,124,284)	15.99

Balance at December 31, 2002	8,100,522	18.36
Granted at fair market value	15,728	16.50
Exercised	(1,175,006)	12.24
Forfeited	(350,709)	26.75
Net transfers	1,010,502	17.40

Balance at December 31, 2003	7,601,037	$18.51

  The table below summarizes information regarding Cendant's outstanding and exercisable stock options issued to the Company's employees as of December 31, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	402,190	4.6	$8.81	233,324	$8.38
$10.01 to $20.00	5,522,420	6.0	16.22	4,815,530	16.59
$20.01 to $30.00	654,102	4.4	22.82	654,102	22.82
$30.01 to $40.00	1,022,325	3.8	31.94	1,022,325	31.94

	7,601,037	5.2	$18.51	6,725,281	$19.25

  The weighted-average grant-date fair value of Cendant common stock options granted during 2003, 2002 and 2001 was $6.04, $8.37 and $6.37, respectively.

  The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2003, 2002 and 2001:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period March 1, 2001 (Date of Acquisition) to December 31, 2001
Dividend yield	—	—	—
Expected volatility	49.0%	50.0%	50.0%
Risk-free interest rate	2.4%	4.2%	4.4%
Expected holding period (years)	3.6	4.5	4.5

  See Note 2—Summary of Significant Accounting Policies for the effect on net income had the Company elected to recognize and measure compensation expense for its stock option grants to its employees based on the fair value method.

  Restricted Stock Units

  Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead, issuing Restricted Stock Units ("RSUs") as a form of compensation. Each RSU granted by Cendant entitles the employee to receive one share of CD common stock upon vesting, which occurs ratably over a four-year period. As of December 31, 2003, the number of outstanding RSUs granted to the Company's employees was approximately 475 thousand with a weighted-average grant-date fair value of $13.67. The Company is allocated compensation expense for such RSUs on a basis consistent with the related vesting period. During 2003, the Company recorded pre-tax compensation expense of approximately $1 million in connection with these RSUs, which is included within general and administrative expenses on the Company's Consolidated Statement of Income.

16.
Employee Benefit Plans

  Defined Contribution Savings Plans

  Cendant and the Company sponsor several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for the matching contributions to these plans was $8.6 million, $7.7 million, $2.1 million and $0.4 million for the year ended December 31, 2003 and, 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and the two months ended February 28, 2001, respectively.

  Defined Benefit Pension Plans

  Cendant and the Company sponsor domestic non-contributory defined benefit pension plans covering certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. As of December 31, 2003, and 2002, the aggregate projected benefit obligations of the plans, including the Company's portion of the Cendant Pension Plan, were $121 million and $109 million, respectively. The fair value of the plan assets, including the Company's portion of the Cendant Pension Plan, was $113 million and $98 million at December 31, 2003 and 2002, respectively. Accordingly, the plans were underfunded by $8 million and $11 million at December 31, 2003 and 2002, respectively, primarily due to the downturn in the financial markets and a decline in interest rates. However, the pension liability recorded by the Company (as a component of accrued liabilities on the Company's Consolidated Balance Sheets) as of December 31, 2003 and 2002 approximated $15.2 million and $15.7 million, respectively, of which approximately $3.5 million and $17.8 million, net of tax of $2.2 million and $11.4 million, respectively, represents additional minimum pension liability included in accumulated other comprehensive income at December 31, 2003 and 2002, respectively. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company determines to be appropriate. The net pension cost were not material to the accompanying Consolidated Financial Statements.

17.   Commitments and Contingencies

  Lease Commitments

  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

  Future minimum lease payments required under noncancelable operating leases including payments under agreements for minimum airport rents, as of December 31, 2003 are as follows:

Year	Amount
2004	192,023
2005	148,093
2006	117,570
2007	102,185
2008	64,927
Thereafter	218,177

$842,975

  At December 31, 2003, future minimum rental commitments include $13.5 million due to a subsidiary of Cendant related to the Company's Virginia Beach processing facility. During the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001, and the two months ended February 28, 2001, the Company incurred total rental expense of $283.0 million, $273.2 million, $222.4 million and $44.2 million, respectively, inclusive of contingent rental expense of $68.9 million, $68.6 million, $56.3 million and $12.3 million, respectively, based on car rental transaction volume.

  The Company maintains certain agreements with airports that allow the Company to conduct its operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid regardless of the amount of revenue generated by the on-site operations. Such fees are recorded by the Company as a component of the total rental expense.. During 2003, 2002 and 2001, the Company paid a required amount of $218.3, $210.6 million and $152.0 million, respectively, under these agreements.

  Commitments to Purchase Vehicles

  The Company maintains agreements with certain vehicle manufacturers, including General Motors and Ford Motor Company, whereby the Company is required to purchase approximately $4.9 billion of vehicles from these manufacturers during 2004. The purchase of such vehicles is financed through proceeds from borrowings of debt under management programs in addition to cash received upon the sale of vehicles under repurchase programs

  Litigation Contingencies

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

  Standard Guarantees/Indemnifications

  In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real estate, (iii) use of derivatives and (iv) issuances of debt. The guarantees or indemnifications issued are for the benefit of the (i) buyer in sale agreements and seller in purchase agreements, (ii) landlord in lease contracts (iii) financial institution in credit facility arrangements and derivative contracts and (iv) underwriters in debt issuances. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

18.   Segment Information

  The Company operates in one segment, vehicle rental, whereby it operates the Avis car rental franchise system and rents vehicles to business and leisure travelers. The Company's operations are divided into the following three main geographic areas:

	United States	Australia/ New Zealand	Canada	All Other Countries	Total
Year Ended December 31, 2003
Revenues	$2,636,816	$166,203	$134,647	$34,989	$2,972,655
Total assets	7,883,681	138,003	443,320	50,510	8,515,514
Net property and equipment	274,990	8,342	9,010	960	293,302
Year Ended December 31, 2002
Revenues	$2,339,821	$124,522	$114,634	$29,300	$2,608,277
Total assets	6,254,413	103,419	241,343	198,468	6,797,643
Net property and equipment	264,092	6,712	6,727	1,299	278,830
Period March 1, 2001 (Date of Acquisition) to December 31, 2001
Revenues	$1,873,548	$86,930	$96,440	$25,868	$2,082,786
PREDECESSOR COMPANIES
Two Months Ended February 28, 2001
Revenues	$359,253	$22,237	$13,716	$6,659	$401,865

19.   Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

  The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2003 and 2002 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2003 and 2002, the period March 1, 2001 (Date of Acquisition) to December 31, 2001 and as to the Predecessor Companies for the two months ended February 28, 2001 of: (a) Avis Group Holdings, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$2,640,656	$331,999	$—	$2,972,655

Expenses
Operating, net	—	979,145	158,992	—	1,138,137
Vehicle depreciation and lease charges, net	—	861,237	76,780	—	938,017
Selling, general and administrative	—	411,192	41,437	—	452,629
Vehicle interest, net	13,836	231,111	3,823	—	248,770
Non-vehicle interest	25,311	13,968	—	—	39,279
Non-vehicle depreciation and amortization	960	37,962	3,120	—	42,042

Total expenses	40,107	2,534,615	284,152	—	2,858,874

Income (loss) before equity in earnings of subsidiaries	(40,107)	106,041	47,847	—	113,781
Equity in earnings of subsidiaries	90,288	31,426	—	(121,714)	—

Income before income taxes	50,181	137,467	47,847	(121,714)	113,781
Provision (benefit) for income taxes	(24,550)	47,179	16,421	—	39,050

Net income	$74,731	$90,288	$31,426	$(121,714)	$74,731

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$2,339,819	$268,458	$—	$2,608,277

Expenses
Operating, net	—	992,310	123,466	—	1,115,776
Vehicle depreciation and lease charges, net	—	602,369	61,424	—	663,793
Selling, general and administrative	—	427,177	33,297	—	460,474
Vehicle interest, net	13,836	189,774	1,911	—	205,521
Non-vehicle interest	28,878	12,624	—	—	41,502
Non-vehicle depreciation and amortization	960	33,405	2,932	—	37,297

Total expenses	43,674	2,257,659	223,030	—	2,524,363

Income (loss) before equity in earnings of subsidiaries	(43,674)	82,160	45,428	—	83,914
Equity in earnings of subsidiaries	69,095	28,392	—	(97,487)	—

Income before income taxes	25,421	110,552	45,428	(97,487)	83,914
Provision (benefit) for income taxes	(27,025)	41,457	17,036	—	31,468

Net income	$52,446	$69,095	$28,392	$(97,487)	$52,446

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the period March 1, 2001 (Date of Acquisition) to December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$1,873,547	$209,239	$—	$2,082,786

Expenses
Operating, net	—	754,392	96,204	—	850,596
Vehicle depreciation and lease charges, net	—	528,309	50,341	—	578,650
Selling, general and administrative	—	364,810	24,893	—	389,703
Vehicle interest, net	11,530	173,859	2,941	—	188,330
Non-vehicle interest	26,949	16,396	—	—	43,345
Non-vehicle depreciation and amortization	17,329	33,345	2,779	—	53,453
Unusual charges	2,132	45,182	1,245	—	48,559

Total expenses	57,940	1,916,293	178,403	—	2,152,636

Income (loss) before equity in earnings of subsidiaries	(57,940)	(42,746)	30,836	—	(69,850)
Equity in earnings (losses) of subsidiaries	(14,475)	24,607	—	(10,132)	—

Income (loss) before income taxes	(72,415)	(18,139)	30,836	(10,132)	(69,850)
Provision (benefit) for income taxes	(16,650)	(3,664)	6,229	—	(14,085)

Net income (loss)	$(55,765)	$(14,475)	$24,607	$(10,132)	$(55,765)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Predecessor Companies)
For the Two Months Ended February 28, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Revenues	$—	$359,253	$42,612	$—	$401,865

Expenses
Operating, net	—	169,504	20,627	—	190,131
Vehicle depreciation and lease charges, net	—	100,718	9,399	—	110,117
Selling, general and administrative	—	77,866	5,363	—	83,229
Vehicle interest, net	2,306	40,375	944	—	43,625
Non-vehicle interest	9,167	—	—	—	9,167
Non-vehicle depreciation and amortization	—	7,282	551	—	7,833

Total expenses	11,473	395,745	36,884	—	444,102

Income (loss) before equity in earnings of subsidiaries	(11,473)	(36,492)	5,728	—	(42,237)
Equity in earnings (losses) of subsidiaries	(25,645)	9,950	—	15,695	—

Income (loss) before income taxes	(37,118)	(26,542)	5,728	15,695	(42,237)
Provision (benefit) for income taxes	(7,999)	(9,926)	2,142	—	(15,783)

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Income (loss) from discontinued operations, net of tax	—	(6,358)	11,305	—	4,947

Income (loss) before cumulative effect of accounting change	(29,119)	(22,974)	14,891	15,695	(21,507)
Cumulative effect of accounting change, net of tax	—	(2,671)	(4,941)	—	(7,612)

Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated

ASSETS
Cash and cash equivalents	$—	$8,203	$107,676	$—	$115,879
Restricted cash	—	171	83,463	—	83,634
Receivables	—	152,069	33,853	—	185,922
Prepaid expenses	—	36,966	10,610	—	47,576
Deferred income taxes	(111,010)	315,273	131	—	204,394
Property and equipment, net	—	274,987	18,315	—	293,302
Investment in consolidated subsidiaries	952,544	615,100	—	(1,567,644)	—
Goodwill	835,236	466,277	4,449	—	1,305,962
Other assets	14,101	51,772	13,386	—	79,259

Total assets exclusive of assets under management programs	1,690,871	1,920,818	271,883	(1,567,644)	2,315,928

Assets under management programs:
Program cash	—	210	23,101	—	23,311
Vehicles, net	—	(112,357)	5,542,082	—	5,429,725
Due from vehicle manufacturers	—	4,131	381,570	—	385,701
Investment in AESOP Funding II, LLC-related party	—	—	360,849	—	360,849

	—	(108,016)	6,307,602	—	6,199,586

Total assets	$1,690,871	$1,812,802	$6,579,485	$(1,567,644)	$8,515,514

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(272,734)	$440,016	$194,374	$—	$361,656
Accrued liabilities	5,700	314,381	32,434	—	352,515
Due to (from) Cendant Corporation and affiliates, net	1,107,818	(80,757)	(201,653)	—	825,408
Non-vehicle debt	332,892	4,494	—	—	337,386
Public liability, property damage and other insurance liabilities	—	133,943	95,514	—	229,457

Total liabilities exclusive of liabilities under management programs	1,173,676	812,077	120,669	—	2,106,422

Liabilities under management programs:
Vehicle debt	—	52,479	270,835	—	323,314
Debt due to AESOP Funding II, LLC-related party	—	—	5,541,870	—	5,541,870
Deferred income taxes	—	(4,298)	31,011	—	26,713

	—	48,181	5,843,716	—	5,891,897

Stockholder's equity	517,195	952,544	615,100	(1,567,644)	517,195

Total liabilities and stockholder's equity	$1,690,871	$1,812,802	$6,579,485	$(1,567,644)	$8,515,514

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated

ASSETS
Cash and cash equivalents	$69	$10,886	$14,297	$—	$25,252
Restricted cash	—	—	59,012	—	59,012
Receivables	—	122,436	36,294	—	158,730
Prepaid expenses	—	40,113	9,685	—	49,798
Deferred income tax	157,713	315,856	7,766	—	481,335
Property and equipment, net	—	264,091	14,739	—	278,830
Investment in consolidated subsidiaries	746,729	664,644	—	(1,411,373)	—
Goodwill	801,243	449,760	3,398	—	1,254,401
Other assets	15,059	15,903	24,555	—	55,517

Total assets exclusive of assets under management programs	1,720,813	1,883,689	169,746	(1,411,373)	2,362,875

Assets under management programs:
Program cash	—	83	2,379	—	2,462
Vehicles, net	—	(102,326)	4,276,173	—	4,173,847
Due from vehicle manufacturers	—	20,758	237,701	—	258,459

	—	(81,485)	4,516,253	—	4,434,768

Total assets	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	$(78,584)	$418,917	$(134,606)	$—	$205,727
Accrued liabilities	8,683	379,090	27,236	—	415,009
Due to (from) Cendant Corporation and affiliates, net	908,508	11,997	(368,696)	—	551,809
Non-vehicle debt	530,146	4,085	—	—	534,231
Public liability, property damage and other insurance liabilities	—	142,423	69,363	—	211,786

Total liabilities exclusive of liabilities under management programs	1,368,753	956,512	(406,703)	—	1,918,562

Liabilities under management programs:
Vehicle debt	—	97,544	4,148,159	—	4,245,703
Deferred income taxes	6,687	1,419	279,899	—	288,005

	6,687	98,963	4,428,058	—	4,533,708

Stockholder's equity	345,373	746,729	664,644	(1,411,373)	345,373

Total liabilities and stockholder's equity	$1,720,813	$1,802,204	$4,685,999	$(1,411,373)	$6,797,643

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$74,731	$90,288	$31,426	$(121,714)	$74,731
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(2,842)	85,701	(75,653)	—	7,206
Investment in subsidiaries	(90,288)	(31,426)	—	121,714	—

Net cash provided by (used in) operating activities exclusive of management programs	(18,399)	144,563	(44,227)	—	81,937

Management programs:
Vehicle depreciation	—	823,779	60,463	—	884,242

Net cash provided by (used in) operating activities	(18,399)	968,342	16,236	—	966,179

Investing Activities
Property and equipment additions	—	(54,756)	(11,502)	—	(66,258)
Property and equipment disposals	—	6,797	13,438	—	20,235
Payments for purchase of rental car franchise licensees	—	—	(208)	—	(208)

Net cash provided by (used in) investing activities exclusive of management programs	—	(47,959)	1,728	—	(46,231)

Management programs:
Increase in program cash	—	(127)	(96,671)	—	(96,798)
Decrease (increase) in due from vehicle manufacturers	—	16,627	(139,445)	—	(122,818)
Investment in vehicles	—	142,506	(9,658,531)	—	(9,516,025)
Payments received (made) on investment in vehicles	—	(972,910)	8,425,059	—	7,452,149

	—	(813,904)	(1,469,588)	—	(2,283,492)

Net cash used in investing activities	—	(861,863)	(1,467,860)	—	(2,329,723)

Financing Activities
Net decrease in non-vehicle debt	(180,981)	(365)	—	—	(181,346)
Increase (decrease) in due to Cendant Corporation and affiliates, net	199,311	(92,754)	75,764	—	182,321

Net cash provided by (used in) financing activities exclusive of management programs	18,330	(93,119)	75,764	—	975

Management programs:
Net increase in vehicle debt	—	—	1,468,580	—	1,468,580
Payments for debt issuance costs	—	(16,043)	—	—	(16,043)

	—	(16,043)	1,468,580	—	1,452,537

Net cash provided by (used in) financing activities	18,330	(109,162)	1,544,344	—	1,453,512

Effect of changes in exchange rates on cash a cash equivalents	—	—	659	—	659

Net increase (decrease) in cash and cash equivalents	(69)	(2,683)	93,379	—	90,627
Cash and cash equivalents, beginning of year	69	10,886	14,297	—	25,252

Cash and cash equivalents, end of year	$—	$8,203	$107,676	$—	$115,879

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income	$52,446	$69,095	$28,392	$(97,487)	$52,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management programs	(154,860)	(86,950)	276,886	—	35,076
Investment in subsidiaries	(69,095)	(28,392)	—	97,487	—

Net cash provided by (used in) operating activities exclusive of management programs	(171,509)	(46,247)	305,278	—	87,522

Management programs:
Vehicle depreciation	—	587,616	45,607	—	633,223

Net cash provided by (used in) operating activities	(171,509)	541,369	350,885	—	720,745

Investing Activities
Property and equipment additions	—	(73,457)	(3,680)	—	(77,137)
Property and equipment disposals	—	6,121	1,363	—	7,484
Payments for purchase of rental car franchise licensees	—	(16,281)	(348)	—	(16,629)

Net cash used in investing activities exclusive of management programs	—	(83,617)	(2,665)	—	(86,282)

Management programs:
Decrease in program cash	—	9,374	569,351	—	578,725
Increase in due from vehicle manufacturers	—	(12,903)	(152,536)	—	(165,439)
Investment in vehicles	—	(90,236)	(5,936,049)	—	(6,026,285)
Payments received (made) on investment in vehicles	—	(508,151)	5,035,918	—	4,527,767

	—	(601,916)	(483,316)	—	(1,085,232)

Net cash used in investing activities	—	(685,533)	(485,981)	—	(1,171,514)

Financing Activities
Net decrease in non-vehicle debt	(28,141)	(633)	—	—	(28,774)
Increase (decrease) in due to Cendant Corporation and affiliates, net	199,701	157,039	(321,637)	—	35,103

Net cash provided by (used in) financing activities exclusive of management programs	171,560	156,406	(321,637)	—	6,329

Management programs:
Net increase in vehicle debt	—	—	462,494	—	462,494
Payments for debt issuance costs	—	(6,566)	—	—	(6,566)

	—	(6,566)	462,494	—	455,928

Net cash provided by financing activities	171,560	149,840	140,857	—	462,257

Effect of changes in exchange rates on cash a cash equivalents	—	—	453	—	453

Net increase in cash and cash equivalents	51	5,676	6,214	—	11,941
Cash and cash equivalents, beginning of year	18	5,210	8,083	—	13,311

Cash and cash equivalents, end of year	$69	$10,886	$14,297	$—	$25,252

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Period March 1, 2001 (Date of Acquisition) to December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(55,765)	$(14,475)	$24,607	$(10,132)	$(55,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities exclusive of management programs	(152,228)	120,251	(38,458)	—	(70,435)
Investment in subsidiaries	14,475	(24,607)	—	10,132	—

Net cash provided by (used in) operating activities exclusive of management programs	(193,518)	81,169	(13,851)	—	(126,200)

Management programs:
Vehicle depreciation	—	486,722	37,420	—	524,142

Net cash provided by (used in) operating activities	(193,518)	567,891	23,569	—	397,942

Investing Activities
Property and equipment additions	—	(47,550)	(2,596)	—	(50,146)
Property and equipment disposals	—	15,285	3,568	—	18,853
Payment for purchase of rental car franchise licensees	—	(27,936)	(678)	—	(28,614)

Net cash provided by (used in) investing activities exclusive of management programs	—	(60,201)	294	—	(59,907)

Management programs:
Increase in program cash	—	(9,457)	(457,539)	—	(466,996)
(Increase) decrease in due from vehicle manufacturers	—	(2,064)	215,567	—	213,503
Investment in vehicles	—	39,005	(4,202,139)	—	(4,163,134)
Payments received (made) on investment in vehicles	—	(550,191)	4,560,584	—	4,010,393

	—	(522,707)	116,473	—	(406,234)

Net cash provided by (used in) investing activities	—	(582,908)	116,767	—	(466,141)

Financing Activities
Net decrease in non-vehicle debt	(318,186)	—	—	—	(318,186)
Increase (decrease) in due to Cendant Corporation and affiliates, net	511,045	(2,196)	(5,763)	—	503,086

Net cash provided by (used in) financing activities exclusive of management programs	192,859	(2,196)	(5,763)	—	184,900

Management programs:
Net increase (decrease) in vehicle debt	536	(9,279)	(154,865)	—	(163,608)
Payments for debt issuance costs	—	(5,043)	—	—	(5,043)

	536	(14,322)	(154,865)	—	(168,651)

Net cash provided by (used in) financing activities	193,395	(16,518)	(160,628)	—	16,249

Effect of changes in exchange rates on cash and cash equivalents	—	—	(844)	—	(844)

Net decrease in cash and cash equivalents	(123)	(31,535)	(21,136)	—	(52,794)
Cash and cash equivalents, beginning of period	141	36,745	29,219	—	66,105

Cash and cash equivalents, end of period	$18	$5,210	$8,083	$—	$13,311

Avis Group Holdings, Inc. and Subsidiaries
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Predecessor Companies)
For the Two Months Ended February 28, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Avis Group Holdings, Inc. Consolidated
Operating Activities
Net income (loss)	$(29,119)	$(25,645)	$9,950	$15,695	$(29,119)
Adjustments to arrive at income (loss) from continuing operations	—	9,029	(6,364)	—	2,665

Income (loss) from continuing operations	(29,119)	(16,616)	3,586	15,695	(26,454)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities exclusive of management programs	425	77,124	(119,563)	—	(42,014)
Investment in subsidiaries	25,645	(9,950)	—	(15,695)	—

Net cash provided by (used in) operating activities exclusive of management programs	(3,049)	50,558	(115,977)	—	(68,468)

Management programs:
Vehicle depreciation	—	96,394	7,942	—	104,336

Net cash provided by (used in) operating activities	(3,049)	146,952	(108,035)	—	35,868

Investing Activities
Property and equipment additions	—	(5,169)	(652)	—	(5,821)
Property and equipment disposals	—	165	268	—	433

Net cash used in investing activities exclusive of management programs	—	(5,004)	(384)	—	(5,388)

Management programs:
Decrease in program cash	—	—	10,978	—	10,978
Decrease in due from vehicle manufacturers	—	—	16,368	—	16,368
Investment in vehicles	—	378	(940,937)	—	(940,559)
Payments received (made) on investment in vehicles	—	(82,703)	895,350	—	812,647

	—	(82,325)	(18,241)	—	(100,566)

Net cash used in investing activities	—	(87,329)	(18,625)	—	(105,954)

Financing Activities
Net decrease in non-vehicle debt	—	(77)	—	—	(77)
Increase (decrease) in due to Cendant Corporation and affiliates, net	(89,023)	43,123	82	—	(45,818)
Repurchase of common stock	140	—	—	—	140

Net cash provided by (used in) financing activities exclusive of management programs	(88,883)	43,046	82	—	(45,755)

Management programs:
Net (decrease) increase in vehicle debt	92,000	(2)	9,209	—	101,207
Payments for debt issuance costs	—	(12)	—	—	(12)

	92,000	(14)	9,209	—	101,195

Net cash provided by financing activities	3,117	43,032	9,291	—	55,440

Effect of changes in net assets of discontinued operations	—	(131,512)	131,906	—	394
Effect of changes in exchange rates on cash a cash equivalents	—	—	(11)	—	(11)

Net increase (decrease) in cash and cash equivalents	68	(28,857)	14,526	—	(14,263)
Cash and cash equivalents, beginning of period	73	65,602	14,693	—	80,368

Cash and cash equivalents, end of period	$141	$36,745	$29,219	$—	$66,105

*    *    *    *

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Avis Rent A Car, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
3.2	By-Laws of Avis Group Holdings, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
4.1	Series 1997-2 Supplement, dated as of July 30, 1997 between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.2	Amendment No. 1, dated as of November 19, 1999, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.3	Amendment No. 2, dated as of June 21, 2001, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and the Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.4	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.5	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.6	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.7	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-28609, dated June 6, 1997).
4.8	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.9	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997, between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.10	Amendment No. 1, dated as of July 31, 1998, to Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, among AESOP Leasing L.P., as lessor, Avis Rent A Car Systems, Inc., as lessee individually and as administrator, and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.11	Master Exchange Agreement, dated as of September 15, 1998, between AESOP Leasing L.P. and Bank One Texas, National Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.12	Intercreditor Agreement, dated as of September 15, 1998, by and among AESOP Funding II L.L.C., AESOP Leasing L.P., and Avis Rent A Car System, Inc., as administrator, The Bank of New York, as Trustee, Bank One, Texas, National Association, as intermediary and Credit Lyonnais New York Branch, as lender agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.13	Amended and Restated Administration Agreement, dated as of September 15, 1998, among AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as administrator and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.14	Receivables Financing Agreement, dated as of September 15, 1998, among Bank One, Texas, National Association, as intermediary, Atlantic Asset Securitization Corp., Lyon Short Term Funding Corp., Credit Lyonnais New York Branch, as lender, as agent for the lenders, Atlantic and Lyon and the lenders' party to the Receivables Financing Agreement from time to time (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.15	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as issuer (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.16	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent Car System, Inc., individually and as administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.17	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.18	Indenture, dated as of June 30, 1999, among the Company, the subsidiary guarantors and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-86269, dated August 31, 1999).

4.19	Exchange and Registration Rights Agreement, dated as of June 30, 1999, among the Company, the subsidiary guarantors, the initial purchasers and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-86269, dated August 31, 1999).
4.20	Supplemental Indenture dated as of April 2, 2001 by and among Avis Group Holdings, Inc., the subsidiary guarantors and The Bank of New York, as Trustee (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 2, 2001).
4.21	The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. as issuer and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York, as Trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.22	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.23	The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.24	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.25	The Amended and Restated Series 2000-3 Supplement, dated as of June 2001, between AESOP Funding II L.L.C. as issuer, and The Bank of New York, as trustee and Series 2000-3 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. as issuer and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.26	The Amended and Restated Series 2000-4 Supplement, dated as of June 2001, between AESOP Funding II L.L.C. as issuer and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.27	The Amended and Restated Series 2001-1 Supplement dated as of June 2001, between AESOP Funding II L.L.C. as issuer, and The Bank of New York, as trustee and Series 2001-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between ASOP Funding II L.L.C. as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.28	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C. as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York as trustee and Series 2000-1 agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.1	Master License Agreement, dated as of July 30, 1997, among Cendant Car Rental, Inc., Avis Rent A Car System Inc. and Wizard Co., Inc, (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-46737, dated February 23, 1998).
10.2	Agreement and Plan of Merger dated November 11, 2000 by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp., and Avis Group Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 14, 2000).
10.3	Establishment of Arval/PHH Holdings, a joint venture company in the United Kingdom, by Avis Group Holdings, Inc. and BNP Paribas (Incorporated by reference to the Company's Current Report on Form 8-K dated August 24, 2000).
10.4	Series 2002-1 Supplement dated as of July 25, 2002 to the Amended and Restated Based Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.5	Series 2002-3 Supplement dated as of September 12, 2002 to the Amended and Restated Based Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., Park Avenue Receivables Corporation, JPMorgan Chase Bank and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6	Amended and Restated Series 2002-2 Supplement dated as of November 22, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, certain Funding Agents, certain APA banks, and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.7	Series 2002-4 Supplement dated as of November 22, 2002 to the Amended and Restated Based, Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.8	Amendment No. 1, dated as November 22, 2002, to the Series 2002-3 Supplement, dated as of September 12, 2002, between AESOP Funding II L.L.C., Avis Rent A Car System, Inc., Park Avenue Receivables Corporation, JPMorgan Chase Bank and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.9	Supplemental Indenture No. 4, dated as of November 22, 2002, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as trustee (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10	Master Motor Vehicle Operating Sublease Agreement, dated as of November 22, 2002, between Avis Rent A Car System, Inc. and Budget Rent A Car System, Inc., formerly known as Cherokee Acquisition Corporation (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.11	Series 2003-2 Supplement dated as of March 6, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer and The Bank of New York, as Trustee and Series 2003-2 Agent (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
10.12	Series 2003-1 Supplement dated as of January 28, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II LLC, as Issuer, Avis Rent A Car System, Inc., as Administrator, Cendant Corporation, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
10.13	Series 2003-1 Supplement, dated as of August 5, 2003, to the Amended and Restated Trust Indenture, dated as of June 30, 1997, between BNY Trust Company of Canada in its capacity as Trustee of Stars Trust and Computershare Trust Company of Canada (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.14	Series 2003-3 Supplement, dated as of May 6, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between The Bank of New York, as Trustee and Series 2003-3 Agent (Filed herewith).
10.15	Series 2003-4 Supplement, dated as of June 19, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between The Bank of New York, as Trustee and Series 2003-4 Agent (Filed herewith).
10.16	Series 2003-5 Supplement, dated as of October 9, 2003, to the Amended and Restated Base Identure, dated as of July 30, 1997, between The Bank of New York, as Trustee and Series 2003-5 Agent (Filed herewithin).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of President Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Senior Vice President and Controller Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (In thousands)
Avis Group Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all dollar amounts are in thousands, except per share amounts)
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Year Ended December 31, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Year Ended December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the period March 1, 2001 (Date of Acquisition) to December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS (Predecessor Companies) For the Two Months Ended February 28, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED BALANCE SHEET December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Year Ended December 31, 2003
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS For the Year Ended December 31, 2002
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Period March 1, 2001 (Date of Acquisition) to December 31, 2001
Avis Group Holdings, Inc. and Subsidiaries CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (Predecessor Companies) For the Two Months Ended February 28, 2001
EXHIBIT INDEX